Form 10QSB
period 1995-06-30
UNITED INVESTORS INCOME PROPERTIES
filed 1995-08-11
CIK 830056

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT

                    For the transition period.........to.........

                           Commission file number 0-17646


                         UNITED INVESTORS INCOME PROPERTIES
          (Exact name of small business issuer as specified in its charter)


             Missouri                                          43-1483942
      (State or other jurisdiction of                        (IRS Employer
      incorporation or organization)                       Identification No.)

      One Insignia Financial Plaza, P.O. Box 1089
         Greenville, South Carolina                                   29602
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (803) 239-1000


      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)                 UNITED INVESTORS INCOME PROPERTIES

                                    BALANCE SHEET
                                     (Unaudited)

                                    June 30, 1995

                                                                             <C
   Assets
    Cash:
      Unrestricted                                                           $ 922,336
      Restricted-tenant security deposits                                       50,567
    Accounts receivable                                                         15,746
    Escrows for taxes                                                           96,114
    Other assets                                                                 1,792
    Investment properties:
         Land                                                $ 1,861,813

         Buildings and related personal
           property                                           10,035,909
                                                              11,897,722

               Less accumulated depreciation                  (2,076,030)      9,821,692
            Investment in Joint venture                                          654,445
                                                                             $11,562,692

       Liabilities and Partners' Capital (Deficit)
       Liabilities
            Accounts payable                                                 $80,631
            Tenant security deposits                                          54,576
            Accrued taxes                                                     28,371
            Other liabilities                                                 59,765
       Partners' Capital (Deficit)

            General partner                             $   (19,944)

            Limited partners (61,063 units
             issued and outstanding)                      11,359,293       11,339,349
                                                                          $11,562,692

                   See Accompanying Notes to Financial Statements

      b)                 UNITED INVESTORS INCOME PROPERTIES

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                          Three Months Ended             Six Months Ended
                                               June 30,                     June 30,
                                     1995            1994           1995             1994
Revenues:
        Rental income                $364,047        $403,136       $731,761         $807,801
        Other income                   22,928          26,398         51,865           48,310
                Total revenues         386,975        429,534        783,626          856,111

Expenses:
        Operating                      104,708        103,585        195,460        187,273
        General and administrative      18,768         18,445         35,708         32,232
        Property management fees        19,098         22,290         38,364         45,352
        Maintenance                     64,215         41,641        102,222         91,039
        Depreciation                    85,381         84,509        170,399        168,650
        Property taxes                  36,886         41,197         77,716         86,535
        Tenant reimbursements             (761)        (4,660)        (2,529)       (23,644)
                Total expenses         328,295        307,007        617,340        587,437

       Equity in income of
          joint venture                  8,312          1,211         18,960         15,534
          Net income                  $ 66,992       $123,738       $185,246       $284,208

       Net income allocated to
          general partners (1%)       $    670      $   1,237       $  1,852       $  2,842

       Net income allocated to
          limited partners (99%)         66,322        122,501       183,394        281,366
                                       $ 66,992       $123,738      $185,246       $284,208

       Net income per limited
          partnership unit             $   1.09       $   2.01      $   3.00       $   4.61


                   See Accompanying Notes to Financial Statements

      c)                 UNITED INVESTORS INCOME PROPERTIES

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)


                                          Limited
                                        Partnership        General          Limited
                                           Units          Partners         Partners         Total
       Original capital contributions   61,063         $    100          $15,265,750    $15,265,850

       Partners' capital (deficit) at
          December 31, 1994             61,063         $(18,324)         $11,519,621    $11,501,297

       Partners' distributions             --            (3,472)            (343,722)      (347,194)
       Net income for the six months
          ended June 30, 1995              --             1,852              183,394        185,246

       Partners' capital (deficit) at
          June 30, 1995                 61,063         $(19,944)         $11,359,293    $11,339,349


                    See Accompanying Notes to Financial Statements

      d)                 UNITED INVESTORS INCOME PROPERTIES

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                         Six Months Ended
                                                              June 30,
                                                       1995             1994

Cash flows from operating activities:
    Net income                                        $185,246        $ 284,208

      Adjustments to reconcile net income to
         net cash provided by operating activities:

         Equity in income of joint venture             (18,960)         (15,534)
         Depreciation                                   170,399         168,650

         Change in accounts:

           Restricted cash                               (3,759)          3,978

           Accounts receivable                           (3,477)           (992)
           Escrows for taxes                             (46,913)       (67,506)

           Other assets                                   30,345          5,669

           Accounts payable                               62,322         (2,343)

           Tenant security deposit liabilities             1,480         (3,978)
           Accrued taxes                                  28,371         25,736

           Other liabilities                              12,092         28,218

              Net cash provided by operating
                  activities                             417,146        426,106

   Cash flows from investing activities:
      Property improvements and replacements             (19,887)       (46,096)

      Distributions from joint venture                     4,276         36,050

              Net cash used in
                  investing activities                   (15,611)       (10,046)

               See Accompanying Notes to Financial Statements

                     UNITED INVESTORS INCOME PROPERTIES

                                 (Unaudited)


                                                    Six Months Ended
                                                          June 30,
                                                      1995            1994

   Cash flows from financing activities:
      Partners' distributions                       $(347,194)      $(460,131)

         Net cash used in financing
              activities                             (347,194)       (460,131)

   Net increase (decrease) in cash                     54,341         (44,071)
   Cash at beginning of period                        867,995         991,551

   Cash at end of period                            $ 922,336       $ 947,480


               See Accompanying Notes to Financial Statements

  e)                 UNITED INVESTORS INCOME PROPERTIES

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


  Note A - Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

     Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


  Note B - Basis of Accounting

     The financial statements include the Partnership's operating divisions, Bronson Place Apartments, Defoors Crossing Apartments, Meadow Wood Apartments, and Peachtree Corners Medical Building. In addition, the Partnership owns a 35% interest in Corinth Square Associates ("Corinth"). The Partnership reflects its interest in Corinth utilizing the equity method whereby the original investment is increased by advances to Corinth and the Partnership's share of earnings of Corinth. The investment is decreased by distributions from Corinth and the Partnership's share of losses of Corinth.

  Note C - Repurchase of Units

     The partnership agreement for the Partnership contains a provision which states that the General Partner shall purchase up to 10% of the limited partnership Units outstanding at the fifth anniversary date of the last Additional Closing Date. Any Limited Partner desiring to sell all or any of his Units to the General Partner must submit a written request to the General Partner beginning 30 days prior to the fifth anniversary date. As of the expiration of this period, the General Partner has accepted repurchase notices and is in the process of effecting the Unit transfers.

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The Partnership's investment properties consist of three apartment complexes and a commercial office building. The following table sets forth the average occupancy of this property for the six months ended June 30, 1995 and 1994:

                                                         Average
                                                        Occupancy

                                                     1995        1994

   Bronson Place Apartments
      Mountlake Terrace, Washington                  88%          94%
   Meadow Wood Apartments
      Medford, Oregon                                91%          90%

   Defoors Crossing Apartments
      Atlanta, Georgia                               98%          98%

   Peachtree Corners Medical Building
      Atlanta, Georgia                               20%          73%

     The General Partner attributes the decrease in occupancy at Bronson Place to the difficult market conditions encountered in the first six months of 1995. In an attempt to increase occupancy and remain competitive, management has increased rental concessions at this property. At Peachtree Medical, occupancy decreased in 1994 as a result of the move-out of two tenants occupying 75% of the property. At the end of the second quarter of 1995, a third tenant moved out leaving the building unoccupied. Management of Peachtree Medical is initiating a more comprehensive marketing and maintenance program in order to position the property to attract quality, long-term tenants. A new lease agreement has been signed by a tenant who will occupy 23% of the leasable space beginning in the third quarter of 1995.

     The Partnership's net income for the six months ended June 30, 1995, was $185,246, of which $66,992 was income for the second quarter. The corresponding net income for 1994 was $284,208 and $123,738, respectively. The decrease in net income for the six months ended June 30, 1995, was due to a decrease in rental revenue, resulting from the occupancy decreases at Bronson Place and Peachtree Corners. Tenant reimbursements also decreased in the first six months of 1995 due to a decrease in reimbursable expenses resulting from the decrease in occupancy at Peachtree Corners. Also contributing to the decrease in net income was an increase in maintenance costs involving exterior painting at Defoors Crossing and contract repairs at Peachtree. These expense increases were partially offset by a decrease in property taxes due to a reduced tax assessment on the Meadow Wood property. Also, management fees were lower for the six months ended June 30, 1995, as a direct result of the decrease in total revenues.

     As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. Due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

     At June 30, 1995, the Partnership had unrestricted cash of $922,336 versus $867,995 at December 31, 1994. Net cash provided by operating activities decreased primarily as a result of a decrease in rental income and tenant reimbursements. Net cash used in investing activities increased due to fewer distributions from the joint venture partially offset by decreased capital expenditures for the six months ended June 30, 1995, compared to the corresponding period in 1994. Net cash used in financing activities decreased as a result of a reduction in partners' distributions paid.

     The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Cash distributions of $882,021 were made during 1994 and cash distributions of $347,194 were made during the first six months of 1995.

                   PART II - OTHER INFORMATION

 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


              a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

              b)  Reports on Form 8-K:

                  None filed during the quarter ended June 30, 1995.

                                 SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                UNITED INVESTORS INCOME PROPERTIES
                                (A Missouri Limited Partnership)

                                By:   United Investors Real Estate, Inc., a
                                      Delaware corporation, its General Partner


                                By:   /s/Carroll D. Vinson
                                      Carroll D. Vinson
                                      President



                                By:   /s/Robert D. Long, Jr.
                                      Controller and Principal
                                      Accounting Officer


                                Date: August 11, 1995