Form 10QSB
period 1995-09-30
UNITED INVESTORS INCOME PROPERTIES
filed 1995-11-09
CIK 830056

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


                For the quarterly period ended September 30, 1995


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

ITEM 1.  FINANCIAL STATEMENTS

                     a) UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET
                                   (Unaudited)

                               September 30, 1995




Assets
     Cash:
         Unrestricted                                                                                      $   778,316
         Restricted-tenant security deposits                                                                    47,447
     Accounts receivable                                                                                         9,938
     Escrows for taxes                                                                                          89,280
     Other assets                                                                                               33,963
     Investment properties:
         Land                                                                      $ 1,861,813
         Buildings and related personal property                                    10,137,849
                                                                                    11,999,662
         Less accumulated depreciation                                             (2,164,518)               9,835,144
                                                                                   ----------

     Investment in Joint Venture                                                                               657,168

                                                                                                           $11,451,256
Liabilities and Partners' Capital (Deficit)
Liabilities
     Accounts payable                                                                                      $    54,045
     Tenant security deposits                                                                                   47,549
     Accrued taxes                                                                                              19,969
     Other liabilities                                                                                          61,021

Partners' Capital (Deficit)
     General partner                                                              $   (20,651)
     Limited partners (61,063 units
         issued and outstanding)                                                    11,289,323              11,268,672
                                                                                   -----------              ----------

                                                                                                           $11,451,256




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

b)                    UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                  Three Months Ended                       Nine Months Ended
                                                                    September 30,                              September 30,
                                                              1995                   1994           1995                    1994
                                                            --------               --------        ------                 ------
Revenues:
     Rental income                                          $378,325               $381,843            $1,110,086       $1,189,644
     Other income                                             35,358                 27,002                87,223           75,312
                                                             -------                -------             ---------        ---------
              Total revenues                                 413,683                408,845             1,197,309        1,264,956
                                                             -------                -------             ---------        ---------
Expenses:
     Operating                                                94,690                 92,188               290,150          279,461
     General and administrative                               22,047                 15,912                57,755           48,144
     Property management fees                                 19,155                 22,054                57,519           67,406
     Maintenance                                              74,322                 52,191               176,544          143,230
     Depreciation and
         amortization                                         88,902                 86,136               259,301          254,786
     Property taxes                                           36,746                 34,060               114,462          120,595
     Tenant reimbursements                                   (2,951)               (12,623)               (5,480)         (36,267)
                                                            -------                -------             ---------         ---------
              Total expenses                                 332,911                289,918               950,251          877,355
                                                             -------                -------             ---------        ---------

Equity in net income of
     joint venture                                             2,723                 11,892                21,683           27,426
                                                             -------                -------             ---------        ---------

     Net income                                             $ 83,495               $130,819            $  268,741       $  415,027
                                                             =======                =======             =========        =========

Net income allocated to
     general partner (1%)                                   $    835               $  1,308            $    2,687       $    4,150
Net income allocated to
     limited partners (99%)                                   82,660                129,511               266,054          410,877
                                                             -------                -------             ---------        ---------

                                                            $ 83,495               $130,819            $  268,741       $  415,027
                                                             =======                =======             =========        =========

Net income per limited
     partnership unit                                       $   1.35               $   2.12            $     4.36       $     6.73
                                                             =======                =======             =========        =========






                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

c)                     UNITED INVESTORS INCOME PROPERTIES

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)






                                                        Limited
                                                      Partnership         General             Limited
                                                         Units           Partners             Partners               Total

Original capital contributions                          61,063          $    100             $15,265,750      $15,265,850
                                                        ======           =======              ==========       ==========

Partners' capital (deficit) at
     December 31, 1994                                  61,063         $(18,324)             $11,519,621      $11,501,297

Partners' distributions                                     --           (5,014)               (496,352)        (501,366)

Net income for the nine months
     ended September 30, 1995                               --             2,687                 266,054          268,741
                                                        ------           -------              ----------       ----------

Partners' capital (deficit) at
     September 30, 1995                                 61,063         $(20,651)             $11,289,323      $11,268,672
                                                        ======          =======               ==========       ==========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

d)                    UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                                  1995                    1994
Cash flows from operating activities:
     Net income                                                                                $ 268,741               $ 415,027
     Adjustments to reconcile net income to
         net cash provided by operating activities:
         Equity in net income of joint venture                                                  (21,683)                (27,426)
         Depreciation and amortization                                                           259,301                 254,786
         Change in accounts:
           Restricted cash                                                                         (639)                   5,313
           Accounts receivable                                                                     2,331                   (733)
           Escrows for taxes                                                                    (40,079)                (61,236)
           Other assets                                                                          (2,239)                   (968)
           Accounts payable                                                                       35,736                   4,016
           Tenant security deposit liabilities                                                   (5,547)                 (5,363)
           Accrued taxes                                                                          19,969                  12,490
           Other liabilities                                                                      13,347                   9,842
                                                                                                --------                --------

                 Net cash provided by operating activities                                       529,238                 605,748
                                                                                                --------                --------

Cash flows from investing activities:
     Property improvements and replacements                                                    (121,827)                (74,676)
     Distributions from joint venture                                                              4,276                  40,950
                                                                                                --------                --------

                 Net cash used in investing activities                                         (117,551)                (33,726)
                                                                                               --------                --------


Cash flows from financing activities:
     Partners' distributions                                                                   (501,366)               (688,963)
                                                                                               --------                --------

         Net cash used in financing activities                                                 (501,366)               (688,963)
                                                                                               --------                --------

Net decrease in cash                                                                            (89,679)               (116,941)

Cash at beginning of period                                                                      867,995                 991,551
                                                                                                --------                --------

Cash at end of period                                                                          $ 778,316               $ 874,610
                                                                                                ========                ========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

e)                       UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

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


NOTE C - REPURCHASE OF UNITS

     The partnership agreement for the Partnership contains a provision which states that the General Partner shall purchase up to 10% of the limited partnership Units outstanding at the fifth anniversary date of the last Additional Closing Date. Pursuant to this provision, the General Partner accepted repurchase notices representing approximately 1.5% of the limited partnership Units and during the third quarter of 1995 the transfer of 950 Units was effected.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The Partnership's investment properties consist of three apartment complexes and a commercial office building. The following table sets forth the average occupancy of these properties for the nine months ended September 30, 1995 and 1994:



                                                                                    Average
                                                                                   Occupancy

                                                                            1995                1994
                                                                            ----                ----
Bronson Place Apartments
     Mountlake Terrace, Washington                                            91%                93%
Meadow Wood Apartments
     Medford, Oregon                                                          91%                89%
Defoors Crossing Apartments
     Atlanta, Georgia                                                         98%                98%
Peachtree Corners Medical Building
     Atlanta, Georgia                                                         20%                73%


     The decrease in occupancy at Bronson Place resulted from the increasingly competitive market conditions encountered in the first nine months of 1995. In an attempt to increase occupancy, management has increased rental concessions at this property resulting in increased occupancy of 96% at the end of the third quarter of 1995. Although occupancy has remained stable at Meadow Wood and Defoors, both markets are experiencing construction of new apartments. A new 392 apartment community near Defoors will be constructed with leasing to begin in the summer of 1996. In an effort to improve marketability in increasingly competitive areas, Meadow Wood and Defoors have both concentrated on exterior building maintenance such as painting and exterior signage. At Peachtree Medical, occupancy decreased in 1995 as a result of the move-out of two tenants occupying 73% of the property. The property has initiated a more comprehensive marketing and maintenance program in order to position the property to attract quality, long-term tenants. A new tenant occupying 23% of the leasable space moved into the property in the third quarter of 1995, and the Partnership is negotiating a lease with another tenant who would increase occupancy to approximately 50% in the first quarter of 1996.

     The Partnership's net income for the nine months ended September 30, 1995 was $268,741, of which $83,495 was realized in the third quarter. The corresponding net income for 1994 was $415,027 and $130,819, respectively. The decrease in net income for the nine months ended September 30, 1995, was primarily due to a decrease in rental revenue and increases in operating and maintenance expenses. The rental revenue decrease resulted from declining occupancy at Peachtree Corners in 1995. Tenant reimbursements also decreased in the first quarter of 1995 due to a decrease in reimbursable expenses resulting from the decreased occupancy at Peachtree Corners. These decreases in net income were partially offset by an increase in other income resulting from higher cleaning and damage fees created by increased tenant turnover at Bronson Place in the first nine months of 1995. Also contributing to increased other income was an increase in interest income resulting from higher interest rates earned as a result of investments in short-term certificates of deposit.

     Total expenses increased due to higher operating and maintenance costs in 1995 involving primarily exterior painting at Bronson and Defoors and plumbing and parking lot repairs at Peachtree. General and administrative expenses increased as a result of an increase in expense reimbursements in 1995. Partially offsetting the increase in total expenses was a decrease in property management fees resulting from the decrease in rental revenues. Property taxes were lower for the nine months ended September 30, 1995, compared to the corresponding period of 1994 due to a reduced tax assessment received on the Meadow Wood property.

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

     At September 30, 1995, the Partnership had unrestricted cash of $778,316 compared to $867,995 at December 31, 1994. Net cash provided by operating activities decreased as a result of the decreases in rental income and tenant reimbursements discussed above. Net cash used in investing activities increased due to building improvements made primarily at Peachtree and also from fewer distributions received from the joint venture for the nine months ended September 30, 1995, compared to the corresponding period of 1994. Net cash used in financing activities decreased as a result of reduced partners' distributions.

     The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Cash distributions of $882,021 were made during 1994 and cash distributions of $501,366 were made during the first nine months of 1995.

                           PART II - OTHER INFORMATION



ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K


             a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

             b)   Reports on Form 8-K:

                  None filed during the quarter ended September 30, 1995.

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



                        UNITED INVESTORS INCOME PROPERTIES
                        (A Missouri Limited Partnership)

                        By: United Investors Real Estate, Inc., a Delaware corporation, its General Partner




                        By:      /s/Carroll D. Vinson
                                 Carroll D. Vinson
                                 President





                        By:      /s/Robert D. Long, Jr.
                                 Robert D. Long, Jr.
                                 Controller and Principal
                                 Accounting Officer


                        Date: November 9, 1995