Form 10KSB
period 1995-12-31
UNITED INVESTORS INCOME PROPERTIES
filed 1996-03-20
CIK 830056

FORM 10-KSB--Annual or Transitional Report
                            Under Section 13 or 15(d)
                  (As last amended by 34-31905, eff.  4/26/93)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
                   For the fiscal year ended December 31, 1995
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 0-17646

                       UNITED INVESTORS INCOME PROPERTIES
                 (Name of small business issuer in its charter)

       Missouri                                           43-1483942
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                            29602
(Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $1,607,832

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated May 4, 1988 (included in Registration Statement, No. 33-20350, of Registrant) are incorporated by reference into Parts I and III.

                                     PART I


Item 1.  Description of Business

   United Investors Income Properties (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri pursuant to a Certificate of Limited Partnership filed on June 23, 1988, with the Missouri Secretary of State. The Registrant is governed by an Agreement of Limited Partnership dated July 27, 1988. United Investors Real Estate, Inc., a Delaware corporation, is the sole general partner (the "General Partner") of the Registrant. Effective December 31, 1992, 100% of the General Partner's common stock was purchased by MAE GP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Registrant is engaged in the business of acquiring and operating multifamily residential and commercial properties and other income producing real estate. The Registrant has acquired three multifamily residential properties, a medical office building, and an interest in a joint venture which owns a medical office building. These properties are further described in "Item 2" below.

   Commencing on or about May 4, 1988, the Registrant began offering through Waddell & Reed, Inc., a former affiliate of the Registrant (the "Selling Agent"), up to a maximum of 80,000 Units of limited partnership interest (the "Units") at $250 per Unit with a minimum required purchase of eight Units or $2,000 (four Units or $1,000 for an Individual Retirement Account). Limited partners (the "Limited Partners") are not required to make any additional capital contributions. The Units were registered under the Securities Act of 1933, as amended (the "Act"), under Registration Statement No. 33-20350, which Registration Statement was declared effective on May 4, 1988.

   The offering of Units terminated May 4, 1990. Upon termination of the offering, the Registrant had accepted subscriptions for 61,063 Units resulting in Gross Offering Proceeds of $15,265,750.

   The real estate business is highly competitive. The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located, and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in businesses which may be competitive with the Registrant.

   The Registrant has no employees. Management and administrative services are performed by affiliates of Insignia. The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected affiliates of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, these affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of the property and partnership management, see "Item 12," which descriptions are herein incorporated by reference.



 Item 2. Description of Properties

       The following table sets forth the Registrant's investments in properties:


                                    Date of
 Property                           Purchase    Type of Ownership(1)    Use
 Bronson Place Apartments           11/01/88    Fee simple              Apartment
    Mountlake Terrace, WA                                               70 units

 Defoors Crossing Apartments        05/01/89    Fee simple              Apartment
    Atlanta, GA                                                         60 units

 Meadow Wood Apartments             10/02/89    Fee simple              Apartment
    Medford, OR                                                         85 units

 Peachtree Corners Medical Bldg.    06/01/90    Fee simple              Medical Office
    Atlanta, GA                                                           Bldg.
                                                                        12,260 sq.ft.

(1)  None of the Registrant's properties are encumbered by mortgage financing.


Schedule of Properties:

                                  Gross
                                 Carrying     Accumulated    Useful              Federal
 Property                         Value      Depreciation     life     Method   Tax Basis
 Bronson Place Apartments       $3,400,380    $  756,411    5-40 yrs    S/L    $2,678,649
 Defoors Crossing Apartments     3,301,783       605,204    5-40 yrs    S/L     2,697,134
 Meadow Wood Apartments          3,544,045       663,581    5-40 yrs    S/L     2,880,501
 Peachtree Corners Medical
    Building                     1,794,029        227,876   15-40 yrs   S/L     1,704,946

        Totals                 $12,040,237     $2,253,072                      $9,961,230


    See Note A of the financial statements in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Rental Rates and Occupancy:

                                         Average Annual              Average Annual
                                          Rental Rates                  Occupancy
                                       1995          1994          1995          1994
 Bronson Place Apartments          $ 7,612/unit  $ 7,585/unit       91%          92%
 Defoors Crossing Apartments         7,789/unit    7,476/unit       98%          98%
 Meadow Wood Apartments              6,704/unit    6,766/unit       92%(2)       88%
 Peachtree Corners Medical
     Building                      16.71/sq.ft.  22.49/sq.ft.       21%(1)       61%

       (1) Peachtree Corners Medical Building, Atlanta, Georgia - The decrease in occupancy at Peachtree Medical resulted from the move-out of two tenants occupying 73% of the property. A new tenant occupying 23% of the leaseable space moved into the property during the third quarter of 1995. Subsequent to year end a lease was signed with a new tenant who will occupy 16% of the property during the first quarter of 1996. In addition, the Partnership is in continued negotiations with another tenant who would increase occupancy to approximately 70%.

        (2) Meadow Wood Apartments, Medford, Oregon - Occupancy increased to 92% for 1995 due to the increase in concessions and marketing efforts. At December 31,1995, occupancy had increased to 97%.


   As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the area. The General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less and no residential tenant leases 10% or more of the available rental space.

   The following is a schedule of the lease expirations at Peachtree Corners Medical Building for the years 1996-2005:


                     Number of                                         % of Gross
                    Expirations      Square Feet      Annual Rent      Annual Rent
 1996 - 2004             0                  0                0              0
 2005                    1              3,521          $53,114          38.8%(1)

(1) The % of Gross Annual Rent is calculated using the 1994 rental income which reflects rental income at a stable occupancy level.



Schedule of Real Estate Taxes and Rates:

                                                  1995         1995
                                                 Taxes         Rate

 Bronson Place Apts.                            $38,015        1.23%
 Defoors Crossing Apts.                          39,306        2.02%
 Meadow Wood Apts.                               56,529        1.32%
 Peachtree Corners Medical Bldg,                 13,959        1.48%


Item 3.  Legal Proceedings

  The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

   During the fourth quarter of the fiscal year ended December 31, 1995, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II


Item 5.  Market for Partnership Equity and Related Partner Matters

   As of December 31, 1995, the number of holders of record of Limited Partnership Units was 1,887. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

   The partnership agreement for the Partnership contains a provision which states that the General Partner shall purchase up to 10% of the limited partnership Units outstanding at the fifth anniversary date of the last Additional Closing Date and become a limited partner with respect to such units. Pursuant to this provision, the General Partner accepted repurchase notices representing approximately 1.5% of the limited partnership Units and during the third quarter of 1995 the transfer of 950 units was effected.

   The Partnership made distributions of cash generated from operations of $655,566 and $882,021 for the twelve months ended December 31, 1995 and 1994, respectively. The Partnership also made a distribution of $154,200 on February 20, 1996. Further distributions will depend on the levels of cash generated from operations and the availability of cash reserves.


Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

   The Partnership realized net income of $298,640 for the year ended December 31, 1995, compared to $500,653 for 1994. The decrease in net income is primarily due to a decrease in rental income, increases in maintenance expenses and reduced tenant reimbursements. The rental income decrease resulted from declining occupancy at Peachtree Corners in 1995. Tenant reimbursements decreased due to a decrease in reimbursable expenses resulting from the occupancy decrease at Peachtree Corners.

   Total expenses increased due to higher maintenance and general and administrative costs in 1995. Maintenance expense increased as a result of the exterior painting at Bronson Place, Defoors Crossing and Meadow Wood apartments and plumbing and parking lot repairs at Peachtree Medical. General and administrative expenses increased due to an increase in general partner expense reimbursements. Partially offsetting the increase in total expenses was a decrease in property management fees resulting from a decrease in rental revenues. Joint venture income decreased in 1995 because of increased operating expenses at Corinth Square in 1995.

  The General Partner continues to monitor the rental market environment in each location of its properties to assess the feasibility of increasing rents and maintaining and increasing occupancy levels to protect the Partnership from increases in expense. Rental concessions and rental reductions needed to offset softening market conditions could affect the ability to sustain this plan.

Liquidity and Capital Resources

   At December 31, 1995, the Partnership held unrestricted cash of $636,887 compared to $867,995 at December 31, 1994. Net cash provided by operating activities decreased as a result of the decreases in rental income and tenant reimbursements discussed above. Net cash used in investing activities increased due to building improvements primarily at Peachtree Corners and reduced distributions received from the joint venture for the year ended December 31, 1995, compared to the corresponding period of 1994. Net cash used in financing activities decreased due to a reduction in partners' distributions in 1995.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. Distributions of $655,566 were made during 1995 compared to distributions of $882,021 made in 1994. The distributions were made from cash generated by property operations. The General Partner of the Partnership anticipates that the Partnership will continue to make cash distributions as property operations permit throughout 1996.

Item 7.   Financial Statements


UNITED INVESTORS INCOME PROPERTIES

LIST OF FINANCIAL STATEMENTS


        Independent Auditors' Report

        Balance Sheet - December 31, 1995

        Statements of Operations - Years ended December 31, 1995 and 1994

        Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1995 and 1994

        Statements of Cash Flows - Years ended December 31, 1995 and 1994

        Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT

The Partners
United Investors Income Properties
(A Missouri Limited Partnership)

We have audited the accompanying balance sheet of United Investors Income Properties (A Missouri Limited Partnership) ("the Partnership") as of December 31, 1995, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Greenville, South Carolina
February 21, 1996


                        UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET

                                December 31, 1995


 Assets
   Cash:
      Unrestricted                                                $   636,887
      Restricted-tenant security deposits                              46,740
   Accounts receivable                                                 15,024
   Escrows for taxes                                                   48,436
   Other assets                                                        51,258
   Investment properties (Notes A and G):
      Land                                         $ 1,861,813
      Buildings and related personal property       10,178,424
                                                    12,040,237
      Less accumulated depreciation                 (2,253,072)     9,787,165

   Investment in Joint Venture (Note B)                               655,093

                                                                  $11,240,603
 Liabilities and Partners' Capital (Deficit)
 Liabilities
   Accounts payable                                               $    10,623
   Tenant security deposits                                            47,436
   Other liabilities                                                   38,173

 Partners' Capital (Deficit) (Note C)
   General partner                                 $   (21,894)
   Limited partners (61,063 units
      issued and outstanding)                       11,166,265     11,144,371

                                                                  $11,240,603

                  See Accompanying Notes to Financial Statements

                        UNITED INVESTORS INCOME PROPERTIES

                             STATEMENTS OF OPERATIONS


                                                       Years Ended December 31,
                                                        1995            1994
 Revenues:
       Rental income                                  $1,492,183     $1,555,911
       Other income                                      115,649        113,492
                Total revenues                         1,607,832      1,669,403

 Expenses:
       Operating                                         400,063        402,138
       General and administrative                         75,113         61,203
       Property management fees                           78,097         87,977
       Maintenance                                       285,196        196,218
       Depreciation and amortization                     348,473        341,723
       Property taxes                                    149,117        157,153
       Tenant reimbursements (Note E)                     (7,259)       (41,767)
                Total expenses                         1,328,800      1,204,645

 Equity in net income of joint venture (Note B)           19,608         35,895

       Net income (Note F)                            $  298,640     $  500,653

 Net income allocated to general partner (1%)         $    2,986     $    5,007
 Net income allocated to limited partners (99%)          295,654        495,646

                                                      $  298,640     $  500,653

 Net income per limited partnership unit              $     4.84     $     8.12

                  See Accompanying Notes to Financial Statements

                        UNITED INVESTORS INCOME PROPERTIES

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                     Limited
                                   Partnership   General       Limited
                                      Units     Partners       Partners        Total
 Original capital contributions      61,063     $    100     $15,265,750    $15,265,850

 Partners' capital (deficit) at
    December 31, 1993                61,063     $(14,511)    $11,897,176    $11,882,665

 Partners' distributions                 --       (8,820)       (873,201)      (882,021)

 Net income for the year ended
    December 31, 1994                    --        5,007         495,646        500,653

 Partners' capital (deficit) at
    December 31, 1994                61,063      (18,324)     11,519,621     11,501,297

 Partners' distributions                 --       (6,556)       (649,010)      (655,566)

 Net income for the year ended
    December 31, 1995                    --        2,986         295,654        298,640

 Partners' capital (deficit) at
    December 31, 1995                61,063     $(21,894)    $11,166,265    $11,144,371

                  See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                             STATEMENTS OF CASH FLOWS


                                                            Years Ended December 31,
                                                             1995            1994
 Cash flows from operating activities:
    Net income                                            $ 298,640       $ 500,653
    Adjustments to reconcile net income to
       net cash provided by operating activities:
       Equity in net income of joint venture                (19,608)        (35,895)
       Depreciation and amortization                        348,473         341,723
       Change in accounts:
         Restricted cash                                         68           6,313
         Accounts receivable                                 (2,755)          5,201
         Escrows for taxes                                      765          (4,275)
         Other assets                                       (20,153)        (16,657)
         Accounts payable                                    (7,686)         (3,087)
         Tenant security deposit liabilities                 (5,660)            (25)
         Other liabilities                                   (9,500)         10,235

            Net cash provided by operating activities       582,584         804,186

 Cash flows from investing activities:
    Property improvements and replacements                 (162,402)        (96,142)
    Distributions from joint venture                          4,276          50,421

            Net cash used in investing activities          (158,126)        (45,721)

 Cash flows from financing activities:
    Partners' distributions                                (655,566)       (882,021)

            Net cash used in financing activities          (655,566)       (882,021)

 Net decrease in cash                                      (231,108)       (123,556)

 Cash at beginning of year                                  867,995         991,551

 Cash at end of year                                      $ 636,887       $ 867,995

                  See Accompanying Notes to Financial Statements


                        UNITED INVESTORS INCOME PROPERTIES

                          Notes to Financial Statements

                                December 31, 1995


Note A - Organization of Significant Accounting Policies

Organization: United Investors Income Properties (the "Partnership"), a Missouri Limited Partnership, was organized in June 1988, with the initial group of limited partners being admitted on July 27, 1988. Additional partners were admitted through May 1990.

The Partnership was formed to acquire and operate certain types of income-producing real estate. United Investors Real Estate, Inc. (the "General Partner") is the general partner. Effective December 31, 1992, 100% of the General Partner's common stock was purchased by MAE GP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia").

Basis of accounting: The accompanying financial statements of the Partnership are prepared on the accrual basis and, therefore, revenue is recorded as earned and costs and expenses are recorded as incurred.

Income taxes: For income tax purposes, the Partnership reports revenue and costs and expenses on the accrual method. No income tax provision has been shown in the accompanying statements of operations since the partners are taxed in their individual capacities.

Investment properties: During 1995, the Partnership adopted FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of FASB No. 121 had no effect on the Partnership's financial statements.

Depreciation is computed using accelerated and straight-line methods over estimated useful lives of fifteen to forty years for buildings and improvements and five to twelve years for furniture and fixtures. Commercial tenant improvements are depreciated over the term of the respective lease.

Cash:

      Unrestricted - Unrestricted cash includes cash on hand and in banks and money market funds and certificates of deposit with original maturities of three months or less.

Note A - Organization of Significant Accounting Policies (continued)

      Restricted cash - tenant security deposits - The Partnership requires security deposits from lessees for the duration of the lease with such deposits being considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate the value.
The carrying amounts of all financial instruments approximate fair value due to short maturities.

Other Assets: Included in other assets are leasing commissions which are being amortized over the life of the related lease.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was $28,467 and $22,406 for the years ended December 31, 1995 and 1994, respectively.

Reclassifications: Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note B - Investment In Joint Venture

The Partnership owns a 35% interest in Corinth Square ("Corinth"), a joint venture with United Investors Income Properties II, an affiliated partnership in which the General Partner is also the sole general partner. The joint venture owns a 23,149 square foot medical office building located in Prairie Village, Kansas.

Condensed balance sheet information for Corinth at December 31, 1995, is as follows:


                                              December 31,
                                                  1995
    Assets
    Commercial properties, net                 $1,750,438
    Other assets                                  151,727
    Total                                      $1,902,165

    Liabilities and Partners' Capital
    Liabilities                                $   30,471
    Partners' capital                           1,871,694
    Total                                      $1,902,165

Note B - Investment In Joint Venture (continued)

Condensed statements of operations of Corinth for the years ended December 31, 1995 and 1994, are as follows:

                                           Years Ended December 31,
                                            1995             1994
    Revenue                              $ 259,778        $ 261,596
    Costs and Expenses                    (203,756)        (159,039)
    Net income                           $  56,022        $ 102,557

Note C - Partners' Capital

Allocations of profits and losses: In accordance with the partnership agreement, all profits and losses are to be allocated 1% to the General Partner and 99% to the limited partners.

Distributions: The Partnership allocates distributions 1% to the General Partner and 99% to the limited partners. On February 20, 1996, the Partnership paid a distribution to the partners of $154,200.

Repurchase of Units: The partnership agreement for the Partnership contains a provision which states that the General Partner shall purchase up to 10% of the limited partnership Units outstanding at the fifth anniversary date of the last Additional Closing Date and become a limited partner with respect to such units. Pursuant to this provision, the General Partner accepted repurchase notices representing approximately 1.5% of the limited partnership Units and during the third quarter of 1995 the transfer of 950 units was effected.


Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services (based on a percentage of revenue) and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Effective December 31, 1992, 100% of the General Partner's common stock was purchased by MAE GP Corporation, an affiliate of Insignia. The following payments were made to affiliates of Insignia in 1995 and 1994:

                                                        1995           1994

    Property management fees                          $78,097        $87,977
    Reimbursement for services of affiliates           30,000         20,000

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note E - Operating Leases

Tenants of Peachtree Corners Medical Building are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. The real estate taxes, insurance, and common area maintenance expenses are paid directly by the Partnership. The Partnership is then reimbursed by the tenants for their proportionate share. The expenses paid by the Partnership are included in the accompanying Statements of Operations as property taxes, insurance, and operating expenses. The portion which is reimbursable from the tenants has been classified as tenant reimbursements in the accompanying Statements of Operations.

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year, as of December 31, 1995, are as follows:


      Years Ending December 31,
               1996                               $ 41,675
               1997                                 48,414
               1998                                 49,294
               1999                                 50,174
               2000                                 52,815
             Thereafter                            252,631

                                                  $495,003



Note F - Partner Tax Information

The following is a reconciliation between net income as reported in the financial statements and federal taxable income allocated to the partners in the Partnership's information returns for the years ended December 31, 1995 and 1994:


                                                       1995            1994

     Net loss as reported                             $298,640        $500,653
     Add (deduct):
       Deferred revenue and other
          liabilities                                   (4,923)          4,614
       Depreciation differences                         (4,435)        (12,958)
       Nondeductible reserves and allowances            (5,800)          5,800
       Accrued expenses                                  2,250           5,750
       Deferred charges and other assets                 2,927          13,567

     Federal taxable income                           $288,659        $517,426

     Federal taxable income per limited
        partnership unit                               $   4.68       $   8.39


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 1995:

       Net assets as reported                               $11,144,371
       Differences in basis of assets and liabilities:
        Deferred revenue and other liabilities                  (19,615)
        Accumulated depreciation                                 20,749
        Commercial property at cost                             153,316
        Deferred charges and other assets                        (3,191)
        Other                                                     1,546
        Syndication costs                                     1,901,853

      Net assets - tax basis                                $13,199,029

Note G - Investment Properties and Accumulated Depreciation


                                                      Initial cost
                                                     To Partnership
                                                                              Cost
                                                            Buildings      Capitalized
                                                           and Related      (Removed)
                                                             Personal     Subsequent to
 Description                                      Land       Property      Acquisition
 Bronson Place Apartments
    Mountlake Terrace, WA                        $500,423   $2,568,353      $331,604

 Defoors Crossing Apartments
    Atlanta, GA                                   520,000    2,479,698       302,085

 Meadow Wood Apartments
    Medford, OR                                   501,390    2,883,530       159,125

 Peachtree Corners Medical Bldg.                                             102,771
    Atlanta, GA                                   340,000    1,396,596       (45,338)

        Totals                                 $1,861,813   $9,328,177      $850,247


Note G - Investment Properties and Accumulated Depreciation (continued)


                                  Gross Amount At Which Carried
                                      At December 31, 1995

                                             Buildings
                                            And Related
                                             Personal                    Accumulated      Date of       Date     Depreciable
 Description                      Land        Property        Total      Depreciation   Construction  Acquired   Life-Years
 Bronson Place Apartments      $ 500,423    $ 2,899,957    $ 3,400,380     $  756,411       1988      11/01/88      5-40

 Defoors Crossing Apartments     520,000      2,781,783      3,301,783        605,204       1988      05/01/89      5-40

 Meadow Wood Apartments          501,390      3,042,655      3,544,045        663,581       1988      10/02/89      5-40

 Peachtree Corners Medical
    Building                     340,000      1,454,029      1,794,029        227,876       1989      06/01/90     15-40

            Totals            $1,861,813    $10,178,424    $12,040,237     $2,253,072


Reconciliation of  Investment Properties and Accumulated Depreciation":

                                              Years Ended December 31,
                                                 1995            1994
 Investment Properties
 Balance at beginning of year                $11,877,835     $11,781,693
     Property improvements                       162,402          96,142
 Balance at End of Year                      $12,040,237     $11,877,835

 Accumulated Depreciation
 Balance at beginning of year                $ 1,905,631     $ 1,563,908
     Additions charged to expense                347,441         341,723
 Balance at end of year                      $ 2,253,072     $ 1,905,631


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 is $12,193,553. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 is $2,232,323.

Note H - Contingencies

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operation of the Partnership.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                     PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

    The Registrant has no officers or directors. The General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

    The names of the directors and executive officers of United Investors Real Estate, Inc. ("UIRE"), the Partnership's General Partner, as of December 31, 1995, their ages and the nature of all positions with UIRE presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                                Age                  Position

Carroll D. Vinson                   55                   President, Director

Robert D. Long, Jr.                 28                   Controller, Principal
                                                         Accounting Officer

William H. Jarrard, Jr.             49                   Vice President

John K. Lines                       36                   Secretary

Kelley M. Buechler                  38                   Assistant Secretary

    Carroll D. Vinson has been President of the General Partner and Metropolitan Asset Enhancement, L.P. ("MAE"), subsidiaries since August 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

    Robert D. Long, Jr. is Controller and Principal Accounting Officer of the General Partner and MAE subsidiaries. Prior to joining MAE in February 1994, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

    William H. Jarrard, Jr. is Vice President of the General Partner and MAE subsidiaries and Managing Director - Partnership Administration of Insignia. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. He was previously associated with the accounting firm, Ernst & Whinney, for eleven years. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

    John K. Lines has been Secretary of the General Partner and MAE subsidiaries since August 1994 and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

    Kelley M. Buechler is Assistant Secretary of the General Partner and MAE subsidiaries and Assistant Secretary of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.


Item 10.  Executive Compensation

    None of the directors and officers of the General Partner received any remuneration from the Registrant.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

    As of February, 1996, no person was known by the Registrant to be the beneficial owner of more than five percent of the outstanding Units of the Registrant.

    As of February, 1996, no Units were owned by the General Partner or any of its officers and directors.


Item 12.     Certain Relationships and Related Transactions

    Pursuant to the Agreement of Limited Partnership of the Registrant, the General Partner was allocated $2,986 of the Registrant's 1995 net income and $5,007 of the Registrant's 1994 income. During 1995 and 1994, the General Partner received distributions of $6,556 and $8,820, respectively. For a description of the distributions and the allocation of income and loss to which the General Partner is entitled, reference is made to "Note C" of the financial statements included in "Item 7" of this report.

    The Registrant has property management agreements with affiliates of Insignia pursuant to which such affiliates have assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia affiliates received property management fees equal to 5% of apartment revenues and 6% of commercial revenues. During the twelve months ended December 31, 1995 and 1994, affiliates of Insignia received $78,097 and $87,977 in fees for property management, respectively.

    Pursuant to Section 9(e) of the Registrant's Agreement of Limited Partnership, the General Partner may be reimbursed by the Registrant for certain of its administrative costs. The Partnership shall reimburse the General Partner or its affiliates the actual cost of goods, materials, and services obtained from unaffiliated parties. Administrative services performed by the General Partner or its affiliates shall be reimbursed at cost; provided, however, that the amounts charged do not exceed the lesser of (1) the actual cost of such services, or (2) 90% of the amount which the Partnership would be required to pay to an independent party for comparable services in the same geographic location.

    For a further description of payments made by the Registrant to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Registrant, see "Note D" of the financial statements included in "Item 7" of this report.


Item 13.  Exhibits and Reports on Form 8-K

        (a)   Exhibits:  See Exhibit Index contained herein.

        (b)   Reports on Form 8-K file in the fourth quarter of fiscal year
              1995:
              None.



                                    SIGNATURES


    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    UNITED INVESTORS INCOME PROPERTIES
                                    (A Missouri Limited Partnership)

                                    By:   United Investors Real Estate, Inc.,
                                          a Delaware Corporation,
                                          its General Partner



                                    By:   /s/Carroll D. Vinson
                                          Carroll D. Vinson
                                          President


                                    Date: March 20, 1996



    In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.







/s/Carroll D. Vinson         President                 Date:  March 20,1996
Carroll D. Vinson



/s/Robert D. Long, Jr.       Controller and Principal  Date:  March 20, 1996
Robert D. Long, Jr.          Accounting Officer



                                INDEX TO EXHIBITS

Exhibit

1 Form of Dealer Manager Agreement between the General Partner and the Dealer Manager, including Form of Soliciting Broker Agreement; incorporated by reference to Exhibit 1 to Registrant's Amendment to Registration Statement (File No. 33-20350) previously filed on May 2, 1988.

1.1       Amendment to Dealer Manager Agreement; incorporated by reference to
          Exhibit 1.1 to Post-Effective Amendment No. 2 to Registrant's Registration Statement previously filed on March 21, 1989.

4.1 Form of Subscription Agreement; incorporated by reference as part of the Prospectus of Registrant contained in Registrant's Amendment to Registration Statement previously filed on May 2, 1988.

4.2 Form of Agreement of Limited Partnership of Registrant; incorporated by reference as part of the Prospectus of Registrant contained in Registrant's Amendment to Registration Statement previously filed on May 2, 1988.

4.3 Tenth Amendment to Agreement of Limited Partnership of Registrant; incorporated by reference to Exhibit 4.3 to Registrant's Quarterly Report on Form 10-Q previously filed on May 15, 1989.

10.1 Escrow Agreement among the Registrant, the General Partner, the Dealer Manager, and Boston Safe Deposit & Trust Company; incorporated by reference to Exhibit 10.1 to Registrant's Amendment to Registration Statement previously filed on May 2, 1988.

10.1.1    Amendment to Escrow Agreement; incorporated by reference to Exhibit
          10.1.1 to Post-Effective Amendment No. 5 to Registrant's Registration Statement previously filed on October 19, 1989.

10.2 Agreement of Purchase and Sale, dated June 22, 1988, between United Investors Real Estate, Inc., as nominee for United Investors Income Properties, as purchaser, and Nilsen/Bay Ridge Development, Inc. and MBIV Development, as seller, relating to Bronson Place Apartments; incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q previously filed on August 11, 1988.

10.3 Agreement of Purchase and Sale, dated October 20, 1988, between United Investors Real Estate, Inc., as purchaser, and Defoors Crossing Associates, Ltd., as seller, relating to Defoors Crossing Apartments, and amendments thereto; incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No. l to Registrant's Registration Statement previously filed on February 1, 1989.

10.4 Agreement of Purchase and Sale, dated June 29, 1989, between United Investors Real Estate, Inc., as purchaser and CMW Properties, as seller, relating to Meadow Wood Apartments, and amendments thereto; incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K previously filed on October 17, 1989.

10.5 Agreement of Purchase and Sale, dated December 21, 1989, between United Investors Real Estate, Inc., as purchaser, and Corners Medical Group,Inc., as seller, relating to Peachtree Corners Medical Building, and amendments thereto; incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q previously filed on May 15, 1990.

10.6 Agreement of Purchase and Sale, dated June 29, 1990, between United Investors Real Estate, Inc., as purchaser, and American Fire Sprinkler Corporation, as seller, relating to Corinth Square Professional Building; incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q previously filed on August 15, 1990.

10.7 Agreement of Joint Venture of Corinth Square Associates dated October 1, 1990 between the Registrant and United Investors Income Properties II; incorporated by reference to Exhibit 4.4 to Registrant's Current Report on Form 8-K previously filed on October 23, 1990.

10.8 Stock Purchase Agreement dated December 4, 1992 showing the purchase of 100% of the outstanding stock of United Investors Real Estate, Inc. by MAE GP Corporation; incorporated by reference to Exhibit 10.8 to Registrant's Current Report on Form 8-K previously filed on
          December 31, 1992.

16.1 Letter of KPMG Peat Marwick to the Securities and Exchange Commission included herein pursuant to the requirements of Item 304 (a) (3) of Regulation S-K; incorporated by reference to Exhibit 16.1 to Registrant's Current Report on Form 8-K previously filed on October 22, 1990.

16.2 Letter of Mayer Hoffman McCann, the Registrant's former independent accountant, regarding its concurrence with the statements made by the Registrant is incorporated by reference to the exhibit filed with Form 8-K dated August 30, 1993.

27        Financial Date Schedule

99.1 Portions of Prospectus of Registrant dated May 4, 1988; incorporated by reference to Exhibit 99.1 to Registrant's Report on Form 10-K previously filed on March 6, 1991.