Form 10QSB
period 1996-03-31
UNITED INVESTORS INCOME PROPERTIES
filed 1996-05-15
CIK 830056

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


                  For the quarterly period ended March 31, 1996


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT

               For the transition period from.........to.........

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


ITEM 1.  FINANCIAL STATEMENTS

a)                     UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996

Assets
   Cash and cash equivalents:
      Unrestricted                                                   $   667
      Restricted--tenant security deposits                                48
   Accounts receivable                                                    19
   Escrows for taxes                                                      89
   Other assets                                                           39
   Investment properties:
      Land                                           $  1,862
      Buildings and related personal property          10,186
                                                       12,048
      Less accumulated depreciation                   ( 2,340)         9,708

   Investment in Joint Venture                                           662

                                                                     $11,232
Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                  $    19
   Tenant security deposits                                               49
   Accrued taxes                                                          23
   Other liabilities                                                      37

Partners' Capital (Deficit)
   General partner                                   $    (22)
   Limited partners  (61,063
      units issued and outstanding)                    11,126         11,104

                                                                     $11,232

           See Accompanying Notes to Consolidated Financial Statements


b)                     UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                        Three Months Ended
                                                              March 31,
                                                       1996              1995
 Revenues:
    Rental income                                  $   384               $ 369
    Other income                                        28                  29
          Total revenues                               412                 398

 Expenses:
    Operating                                          116                 110
    General and administrative                          16                  17
    Maintenance                                         47                  38
    Depreciation                                        87                  85
    Property taxes                                      38                  41
          Total expenses                               304                 291

 Equity in income of joint venture                       6                  11

    Net income                                     $   114               $ 118

 Net income allocated to general partner (1%)      $     1               $   1
 Net income allocated to limited partners (99%)        113                 117

                                                   $   114               $ 118

 Net income per limited partnership unit           $  1.85               $1.92


           See Accompanying Notes to Consolidated Financial Statements

c)                     UNITED INVESTORS INCOME PROPERTIES

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                    Limited
                                  Partnership   General     Limited
                                     Units      Partner     Partners        Total
 Original capital                    61,063     $    --    $  15,266    $  15,266

 Partners' capital (deficit)
    December 31, 1995               $61,063     $   (22)   $  11,166    $  11,144

 Partners' distributions                             (1)        (153)        (154)

 Net income for the three
    ended March 31, 1996                 --           1          113          114

 Partners' capital (deficit)
    March 31, 1996                  $61,063     $   (22)  $   11,126    $  11,104

           See Accompanying Notes to Consolidated Financial Statements


d)                     UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                             Three Months Ended
                                                                 March 31,
                                                            1996            1995
 Cash flows from operating activities:
    Net income                                              $  114          $  118
    Adjustments to reconcile net income to
       net cash provided by operating activities:
       Equity in net income of joint venture                    (6)            (11)
       Depreciation                                             87              85
       Change in accounts:
         Restricted cash                                        (1)             (4)
         Accounts receivable                                    (4)             (5)
         Escrows for taxes                                     (41)            (27)
         Other assets                                           12               6
         Accounts payable                                        8              (1)
         Tenant security deposit liabilities                     2              (2)
         Accrued taxes                                          22              14
         Other liabilities                                      (1)             (5)

            Net cash provided by operating activities          192             168

 Cash flows from investing activities:
    Property improvements and replacements                      (8)             (9)
    Distributions from joint venture                            --               1

            Net cash used in investing activities               (8)             (8)

 Cash flows from financing activities:
    Partners' distributions                                   (154)           (193)

       Net cash used in financing activities                  (154)           (193)

 Net increase (decrease) in cash and cash equivalents           30             (33)

 Cash and cash equivalents at beginning of period              637             868

 Cash and cash equivalents at end of period                 $  667          $  835

           See Accompanying Notes to Consolidated Financial Statements


e)                     UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements of United Investors Income Properties ("The Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Basis of Accounting

   The financial statements include the Partnership's operating divisions, Bronson Place Apartments, Defoors Crossing Apartments, Meadow Wood Apartments, and Peachtree Corners Medical Building. In addition, the Partnership owns a 35% interest in Corinth Square Associates ("Corinth"). The Partnership reflects its interest in Corinth utilizing the equity method whereby the original investment is increased by advances to Corinth and the Partnership's share of Corinth earnings. The investment is decreased by distributions from Corinth and the Partnership's share of Corinth losses.

Note C - Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments (included in operating expenses) to affiliates for services (based on a percentage of revenue) and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Expense reimbursements are included in general and administrative expenses. The following payments were made to affiliates of Insignia for the three months ended March 31, 1996 and 1995:

Note C - Transactions with Affiliated Parties (continued)

                                                    Three Months Ended
                                                         March 31,
                                                      (in thousands)
                                                      1996       1995

Property management fees                               $20        $19
Reimbursement for services of affiliates                 8          8

   The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note D - Repurchase of Units

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment properties consist of three apartment complexes and a commercial office building. The following table sets forth the average occupancy of the properties for the quarters ended March 31, 1996 and 1995:

                                                   Average
                                                  Occupancy
     Property                                   1996       1995

   Bronson Place Apartments
     Mountlake Terrace, Washington              94%         88%

   Meadow Wood Apartments
     Medford, Oregon                            94%         94%

   Defoors Crossing Apartments
     Atlanta, Georgia                           94%         97%

   Peachtree Corners Medical Building
     Atlanta, Georgia                           36%         25%


   The increase in occupancy at Bronson Place Apartments is due to increased rental concessions in prior periods and increased marketing efforts. The increase in occupancy at Peachtree Corners Medical Building is due to increased marketing efforts and maintenance improvements made to attract quality, long-term tenants. The decrease in occupancy at Defoors Crossing Apartments is due to increased rental rates and tenants purchasing homes in the lower interest rate environment.

   The Partnership's net income for the three months ended March 31, 1996 was approximately $114,000 compared to $118,000 for the corresponding period of 1995. The decrease in net income was due to increases in operating and maintenance expenses. Operating expenses increased due to increased insurance premiums related to additional coverages. Maintenance expense increased due to a parking lot project at Defoors Crossing Apartments and the cleaning of the parking lot at Peachtree Corners Medical Building. Also contributing to the lower net income was a decrease in equity income of joint venture due to the decrease in rental income resulting from the lower occupancy and increased operating expense resulting from higher utility costs associated with the harsh winter at the Corinth Square Apartment (the "Joint Venture Investment").

   As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. Due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

   At March 31, 1996, the Partnership held unrestricted cash and cash equivalents of $667,000 compared to $835,000 at March 31, 1995. Net cash provided by operating activities increased primarily due to increased rental income and the timing of property tax payments. Net cash used in financing activities decreased in 1996 due to a decrease in distributions made to partners during the three months ended March 31, 1996, compared to the three months ended March 31, 1995.

   The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Distributions to partners of $154,000 and $193,000 were made during the first quarter of 1996 and 1995, respectively. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.

                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            a)  Exhibit 27 - Financial Data Schedule

            b)  Reports on Form 8-K:

                None filed during the quarter ended March 31, 1996.


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



                              UNITED INVESTORS INCOME PROPERTIES
                              (A Missouri Limited Partnership)

                              By:   United Investors Real Estate, Inc., a
                                    Delaware corporation, its General Partner




                              By:   /s/Carroll D. Vinson
                                    Carroll D. Vinson
                                    President





                              By:   /s/Robert D. Long, Jr.
                                    Robert D. Long, Jr.
                                    Vice President/CAO


                              Date: May 15, 1996