Form 10QSB
period 1996-06-30
UNITED INVESTORS INCOME PROPERTIES
filed 1996-08-14
CIK 830056

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


                  For the quarterly period ended June 30, 1996


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

                                  June 30, 1996

Assets
   Cash and cash equivalents:
      Unrestricted                                                   $   710
      Restricted--tenant security deposits                                51
   Accounts receivable                                                    18
   Escrows for taxes                                                     110
   Other assets                                                           53
   Investment properties:
      Land                                             $ 1,862
      Buildings and related personal property           10,196
                                                        12,058
      Less accumulated depreciation                     (2,428)        9,630

   Investment in Joint Venture                                           673
                                                                     $11,245

Liabilities and Partners' Capital (Deficit)

Liabilities
   Accounts payable                                                  $    20
   Tenant security deposits                                               51
   Accrued taxes                                                          29
   Other liabilities                                                      73

Partners' Capital (Deficit)
   General partner                                     $   (23)
   Limited partners  (61,063
      units issued and outstanding)                     11,095        11,072

                                                                     $11,245
                 See Accompanying Notes to Financial Statements



b)                     UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                    Three Months Ended            Six Month Ended
                                         June 30,                     June 30,
                                    1996           1995          1996          1995
 Revenues:
    Rental income                  $  407         $  365        $  791        $  734
    Other income                       31             23            59            52
          Total revenues              438            388           850           786

 Expenses:
    Operating                         132            124           248           234
    General and administrative         23             19            39            36
    Maintenance                        47             64            94           102
    Depreciation                       88             85           175           170
    Property taxes                     38             37            76            78
          Total expenses              328            329           632           620

 Equity in income of
    joint venture                      12              8            18            19

    Net income                     $  122         $   67        $  236        $  185

 Net income allocated to
    general partner (1%)           $    1         $    1        $    2        $    2
 Net income allocated to
    limited partners (99%)            121             66           234           183

                                   $  122         $   67        $  236        $  185

 Net income per limited
    partnership unit               $ 1.98         $ 1.09        $ 3.83        $ 3.00

                   See Accompanying Notes to Financial Statements


c)                       UNITED INVESTORS INCOME PROPERTIES

                 STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)
                          (in thousands, except unit data)

                                     Limited
                                   Partnership   General     Limited
                                      Units      Partner     Partners       Total
 Original capital                     61,063     $    --    $  15,266   $  15,266

 Partners' capital (deficit)
    December 31, 1995                 61,063     $   (22)   $  11,166   $  11,144

 Partners' distributions                              (3)        (305)        (308)

 Net income for the six months
    ended June 30, 1996                   --           2           234        236

 Partners' capital (deficit)
    June 30, 1996                     61,063     $   (23)   $   11,095   $  11,072

                   See Accompanying Notes to Financial Statements

d)                       UNITED INVESTORS INCOME PROPERTIES

                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                   (in thousands)


                                                               Six Months Ended
                                                                   June 30,
                                                             1996            1995
 Cash flows from operating activities:
    Net income                                              $  236          $  185
    Adjustments to reconcile net income to
       net cash provided by operating activities:
       Equity in net income of joint venture                   (18)            (19)
       Depreciation                                            175             170
       Amortization of lease commissions                         2              --
       Change in accounts:
         Restricted cash                                        (4)             (4)
         Accounts receivable                                    (3)             (3)
         Escrows for taxes                                     (62)            (47)
         Other assets                                           (4)             31
         Accounts payable                                        9              62
         Tenant security deposit liabilities                     4               2
         Accrued taxes                                          29              28
         Other liabilities                                      35              12

            Net cash provided by operating activities          399             417

 Cash flows from investing activities:
    Property improvements and replacements                     (18)            (20)
    Distributions from joint venture                            --               4

            Net cash used in investing activities              (18)            (16)

 Cash flows from financing activities:
    Partners' distributions                                   (308)           (347)

       Net cash used in financing activities                  (308)           (347)

 Net increase in cash and cash equivalents                      73              54

 Cash and cash equivalents at beginning of period              637             868

 Cash and cash equivalents at end of period                 $  710          $  922

                   See Accompanying Notes to Financial Statements

e)                       UNITED INVESTORS INCOME PROPERTIES

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements of United Investors Income Properties ("The Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner (United Investors Real Estate, Inc.), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Basis of Accounting

   The financial statements include the Partnership's operating divisions, Bronson Place Apartments, Defoors Crossing Apartments, Meadow Wood Apartments, and Peachtree Corners Medical Building. In addition, the Partnership owns a 35% interest in Corinth Square Associates ("Corinth"). The Partnership reflects its interest in Corinth utilizing the equity method whereby the original investment is increased by advances to Corinth and the Partnership's share of Corinth earnings. The investment is reduced by distributions from Corinth and the Partnership's share of Corinth losses.

Note C - Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expenses. The following payments were made to affiliates of the General Partner for each of the six months ended June 30, 1996 and 1995:


                                                       Six Months Ended
                                                           June 30,
                                                       1996       1995
                                                        (in thousands)

Property management fees                               $40        $38
Reimbursement for services of affiliates                16         15

   Additionally, the Partnership paid $29,000 to an affiliate of the General Partner for lease commissions related to new leases at the Partnership's commercial property. These lease commissions are included in other assets and amortized over the term of the respective leases.

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

Note D - Repurchase of Units

   The Partnership's partnership agreement contains a provision which states that the General Partner shall purchase up to 10% of the limited partnership units outstanding at the fifth anniversary date of the last Additional Closing Date and become a limited partner with respect to such units. Pursuant to this provision, the General Partner accepted repurchase notices representing approximately 1.5% of the limited partnership units and, during the third quarter of 1995, the transfer of 950 units was effected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment properties consist of three apartment complexes and a commercial office building. The following table sets forth the average occupancy of the properties for the quarters ended June 30, 1996 and 1995:

                                                     Average
                                                    Occupancy
     Property
                                                1996       1995

   Bronson Place Apartments
     Mountlake Terrace, Washington              93%         88%

   Meadow Wood Apartments
     Medford, Oregon                            93%         91%

   Defoors Crossing Apartments
     Atlanta, Georgia                           96%         98%

   Peachtree Corners Medical Building
     Atlanta, Georgia                           49%         20%


   The increase in occupancy at Bronson Place Apartments is due to increased rental concessions throughout 1995 and increased marketing efforts including periodical advertising which have resulted in new leases being signed. The increase in occupancy at Peachtree Corners Medical Building is due to increased marketing efforts and maintenance improvements made to attract quality, long-term tenants. At June 30, 1996, occupancy had increased to 70%.

   The Partnership realized net income of $236,000 for the six months ended June 30, 1996, of which $122,000 was income for the second quarter. The net income for the corresponding periods of 1995 was $185,000 and $67,000, respectively. The increase in net income, for the six months ended June 30, 1996, was primarily due to an increase in rental revenue resulting from increased rental rates at all of the residential properties. Also contributing to the increased rental revenue was the increase in occupancy at three of the Partnerships' properties. Other income increased as a result of greater lease cancellation fees at Defoors Crossing Apartments and higher parking fees at Meadow Wood Apartments during the first six months of 1996.

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

   At June 30, 1996, the Partnership held unrestricted cash and cash equivalents of $710,000 compared to $922,000 at June 30, 1995. Net cash provided by operating activities decreased due to the 1995 cashflow being favorably impacted by the release of $20,000 in excess cash from the tax escrow. These decreases are partially offset by the increase in rental and other income discussed above. Net cash used in financing activities decreased in 1996 due to a decrease in distributions made to partners during the six months ended June 30, 1996, compared to the six months ended June 30, 1995.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Distributions to partners of $308,000 and $347,000 were made during the six months ended June 30, 1996 and 1995, respectively. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


            a)  Exhibit 27 - Financial Data Schedule

            b)  Reports on Form 8-K:

                None filed during the quarter ended June 30, 1996.


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


                              Date: August 14, 1996