Form 10QSB
period 1996-09-30
UNITED INVESTORS INCOME PROPERTIES
filed 1996-11-12
CIK 830056

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


              For the quarterly period ended September 30, 1996


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

                              September 30, 1996


Assets
  Cash and cash equivalents:
     Unrestricted                                                 $   627
     Restricted-tenant security deposits                               50
  Accounts receivable                                                  14
  Escrow for taxes                                                    110
  Other assets                                                         52
  Investment properties:
     Land                                           $ 1,862
     Buildings and related personal property         10,303
                                                     12,165
     Less accumulated depreciation                   (2,521)        9,644

  Investment in Joint Venture                                         681

                                                                  $11,178
Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                $    11
  Tenant security deposits                                             50
  Accrued taxes                                                        18
  Other liabilities                                                    49

Partners' Capital (Deficit)
  General partner                                   $   (22)
  Limited partners (61,063 units
     issued and outstanding)                         11,072        11,050

                                                                  $11,178

                 See Accompanying Notes to Financial Statements


b)                    UNITED INVESTORS INCOME PROPERTIES

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)

                                   Three Months Ended         Nine Months Ended
                                      September 30,              September 30,
                                   1996           1995        1996          1995
Revenues:
  Rental income                   $  415         $  382      $1,206        $1,116
  Other income                        22             35          81            87
       Total revenues                437            417       1,287         1,203

Expenses:
  Operating                          122            114         370           348
  General and administrative          18             22          57            58
  Maintenance                         43             74         137           177
  Depreciation                        93             89         268           259
  Property taxes                      37             37         113           114
       Total expenses                313            336         945           956

Equity in income of
  joint venture                        8              3          26            22

  Net income                      $  132         $   84      $  368        $  269

Net income allocated to
  general partner (1%)            $    1         $    1      $    4        $    3

Net income allocated to
  limited partners (99%)             131             83         364           266
                                  $  132         $   84      $  368        $  269

Net income per limited
  partnership unit                $ 2.15         $ 1.35      $ 5.96        $ 4.36

                  See Accompanying Notes to Financial Statements

c)                      UNITED INVESTORS INCOME PROPERTIES

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                         (in thousands, except unit data)

                                    Limited
                                  Partnership General    Limited
                                     Units    Partner    Partners        Total
Original capital contributions       61,063   $    --     $  15,266    $  15,266

Partners' capital (deficit) at
  December 31, 1995                  61,063   $   (22)    $  11,166    $  11,144

Partners' distributions                            (4)         (458)        (462)

Net income for the nine months
  ended September 30, 1996               --         4           364          368

Partners' capital (deficit) at
  September 30, 1996                 61,063   $   (22)    $  11,072     $ 11,050

                 See Accompanying Notes to Financial Statements

d)                    UNITED INVESTORS INCOME PROPERTIES

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)

                                                               Nine Months Ended
                                                                 September 30,
                                                               1996        1995
Cash flows from operating activities:
  Net income                                                 $  368      $  269
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Equity in net income of joint venture                       (26)        (22)
    Depreciation                                                268         259
    Amortization of lease commissions                             4          --
    Change in accounts:
      Restricted cash                                            (3)         (1)
      Accounts receivable                                         1           2
      Escrows for taxes                                         (62)        (40)
      Other assets                                               (5)         (2)
      Accounts payable                                           --          36
      Tenant security deposit liabilities                         3          (5)
      Accrued taxes                                              18          20
      Other liabilities                                          11          13

      Net cash provided by operating activities                 577         529

Cash flows from investing activities:
  Property improvements and replacements                       (125)       (122)
  Distributions from joint venture                               --           4

      Net cash used in investing activities                    (125)       (118)

Cash flows from financing activities:
  Partners' distributions                                      (462)       (501)

       Net cash used in financing activities                   (462)       (501)

Net decrease in cash and cash equivalents                       (10)        (90)

Cash and cash equivalents at beginning of period                637         868

Cash and cash equivalents at end of period                   $  627      $  778

                See Accompanying Notes to Financial Statements

e)                     UNITED INVESTORS INCOME PROPERTIES

                           NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of United Investors Income Properties ("The Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner (United Investors Real Estate, Inc.), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expenses. The following payments were made to affiliates of the General Partner for each of the nine months ended September 30, 1996 and 1995:

                                                      Nine Months Ended
                                                         September 30,
                                                        1996       1995
                                                        (in thousands)

Property management fees                                 $61        $58
Reimbursement for services of affiliates                  24         23

Additionally, the Partnership paid $29,000 and $25,000 during the nine months ended September 30, 1996 and 1995, respectively, to an affiliate of the General Partner for lease commissions related to new leases at the Partnership's commercial property. These lease commissions are included in other assets and amortized over the term of the respective leases.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The Partnership's investment properties consist of three apartment complexes and a commercial office building. The following table sets forth the average occupancy of the properties for the quarters ended September 30, 1996 and 1995:

                                                      Average
                                                     Occupancy
    Property                                       1996       1995

  Bronson Place Apartments
    Mountlake Terrace, Washington                  93%         91%

  Meadow Wood Apartments
    Medford, Oregon                                94%         91%

  Defoors Crossing Apartments
    Atlanta, Georgia                               96%         98%

  Peachtree Corners Medical Building
    Atlanta, Georgia                               56%         20%

  The increase in occupancy at Meadow Wood Apartments is due to increased resident retention efforts at the property. The increase in occupancy at Peachtree Corners Medical Building is due to increased marketing efforts and property improvements made to attract quality, long-term tenants. At September 30, 1996, occupancy had increased to 74%.

  The Partnership realized net income of $368,000 for the nine months ended September 30, 1996, of which $132,000 was net income for the third quarter. The net income for the corresponding periods of 1995 was $269,000 and $84,000, respectively. The increase in net income for the nine months ended September 30, 1996, was primarily due to an increase in rental income resulting from increased rental rates at all of the residential properties. Also contributing to the increased rental income was the increase in occupancy at three of the Partnerships' properties. Net income also increased due to a decrease in maintenance expenses resulting from exterior painting costs at Defoors Crossing and Bronson Place during the third quarter of 1995.

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

  At September 30, 1996, the Partnership held unrestricted cash and cash equivalents of $627,000 compared to $778,000 at September 30, 1995. Net cash provided by operating activities increased as a result of the increase in rental income discussed above. Net cash used in financing activities decreased in 1996 due to a decrease in distributions made to partners during the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995.

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Distributions to partners of $462,000 and $501,000 were made during the nine months ended September 30, 1996 and 1995, respectively. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.


                            PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a)   Exhibit 27 - Financial Data Schedule

       b)   Reports on Form 8-K:

            None filed during the quarter ended September 30, 1996.



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


                      Date: November 8, 1996