Form 10KSB
period 1996-12-31
UNITED INVESTORS INCOME PROPERTIES
filed 1997-03-27
CIK 830056

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                          UNDER SECTION 13 OR 15(D)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
                 For the fiscal year ended December 31, 1996
                                      or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

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

Check the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $1,721,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996: Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

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

  The real estate business is highly competitive. The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located. The Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in businesses which may be competitive with the Registrant.

  The Registrant has no employees. Management and administrative services are performed by affiliates of Insignia Financial Group, Inc., "Insignia". The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected affiliates of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, these affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of the property and partnership management, see "Item 12," which descriptions are herein incorporated by reference.

 ITEM 2. DESCRIPTION OF PROPERTIES

     The following table sets forth the Registrant's investments in properties:

                                  Date of         Type of
Property                          Purchase      Ownership (1)    Use

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


SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                        Gross
                      Carrying     Accumulated     Useful               Federal
Property                Value      Depreciation     life      Method   Tax Basis

Bronson Place         $ 3,418       $  862        5-40 yrs     S/L       $2,583
Defoors Crossing        3,329          700        5-40 yrs     S/L        2,628
Meadow Wood             3,550          769        5-40 yrs     S/L        2,783
Peachtree Corners       1,890          282        15-40 yrs    S/L        1,751
 Totals               $12,187       $2,613                               $9,745


See "Note A" of the Notes to Financial Statements in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:
(dollar amounts in thousands)


                                   Average Annual                   Average Annual
                                    Rental Rates                      Occupancy
                              1996               1995          1996              1995
Bronson Place         $7,742/per unit       $7,612/per unit     94%               91%
Defoors Crossing       8,483/per unit        7,789/per unit     92%(a)            98%
Meadow Wood            6,680/per unit        6,704/per unit     94%               92%
Peachtree Corners     13.46/per sq.ft.      16.71/per sq.ft.    60%(b)            21%

  (a)Defoors Crossing Apartments - The decrease in occupancy is due to a stronger local housing market and job transfers.

  (b)Peachtree Corners - The increase in occupancy is due to successful marketing efforts and property improvements made to attract, long-term tenants.


  As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the localities in which they operate. The General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less and no residential tenant leases 10% or more of the available rental space.

  The following is a schedule of the lease expirations at Peachtree Corners Medical Building for the years 1997-2006:


                     Number of                        Annual Rent    % of Gross
                    Expirations      Square Feet    (in thousands)   Annual Rent

1997 - 2001              0                  0         $   0                 0
2002                     1              1,967            28              26.4%
2003                     1              3,738            54              50.6%
2004                     0                  0             0                 0
2005                     1              3,521            53              49.6%
2006                     0                  0             0                 0

SCHEDULE OF REAL ESTATE TAXES AND RATES:
(dollar amounts in thousands)


                                 1996         1996
                                 Taxes        Rate

Bronson Place                   $ 37         1.21%
Defoors Crossing                  40         2.06%
Meadow Wood                       60         1.22%
Peachtree Corners                 14         1.44%

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of the fiscal year ended December 31, 1996, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                      PART II


ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

  At December 31, 1996, the number of holders of record of Limited Partnership Units was 1,890. No public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

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

  The Partnership made distributions of cash generated from operations of approximately $617,000 and $656,000 during the years ended December 31, 1996 and 1995, respectively. Further distributions will depend on the levels of cash generated from operations and the availability of cash reserves.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

  The Partnership realized net income of $475,000 for the year ended December 31, 1996, compared to $299,000 for the year ended December 31, 1995. The increase in net income is primarily due to an increase in rental income resulting from increased rental rates at Bronson Place and Defoors Crossing. Also contributing to increased rental income was the significant increase in occupancy at Peachtree Corners Medical Building.

  Total expenses also decreased due to a decrease in maintenance expenses resulting from exterior painting projects at Bronson Place, Defoors Crossing and Meadow Wood Apartments during 1995. Included in maintenance expense during 1996 is approximately $26,000 of major repairs and maintenance comprised primarily of exterior building repairs and parking lot repairs. Joint Venture income decreased in 1996 because of increased operating costs.

  As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. Due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1996, the Partnership held unrestricted cash of $633,000 compared to $637,000 at December 31, 1995. Net cash provided by operating activities increased as a result of increased rental income and decreased maintenance expense as discussed above. Net cash used in financing activities decreased in 1996 due to a decrease in distributions made to partners during 1996 compared to 1995.

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. Distributions to partners of $617,000 were made during 1996 compared to distributions of $656,000 made during 1995.

ITEM 7.   FINANCIAL STATEMENTS


UNITED INVESTORS INCOME PROPERTIES

LIST OF FINANCIAL STATEMENTS


      Independent Auditors' Report

      Balance Sheet - December 31, 1996

      Statements of Operations - Years ended December 31, 1996 and 1995

      Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1996 and 1995

      Statements of Cash Flows - Years ended December 31, 1996 and 1995

      Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT

The Partners
United Investors Income Properties
(A Missouri Limited Partnership)

We have audited the accompanying balance sheet of United Investors Income Properties (A Missouri Limited Partnership) ("the Partnership") as of December 31, 1996, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Greenville, South Carolina
February 21, 1997
                         UNITED INVESTORS INCOME PROPERTIES

                                   BALANCE SHEET
                        (in thousands, except unit data)

                                 December 31, 1996

Assets
  Cash and cash equivalents:
     Unrestricted                                                      $   633
     Restricted-tenant security deposits                                    49
  Accounts receivable                                                        9
  Escrows for taxes                                                         69
  Other assets                                                              85
  Investment properties (Notes A and G):
     Land                                         $ 1,862
     Buildings and related personal property       10,325
                                                   12,187
     Less accumulated depreciation                 (2,613)               9,574

  Investment in Joint Venture (Note B)                                     671

                                                                       $11,090

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                     $    17
  Tenant security deposits                                                  49
  Other liabilities                                                         22

Partners' Capital (Deficit) (Note C)
  General partner                                 $   (23)
  Limited partners (61,063 units
     issued and outstanding)                       11,025               11,002

                                                                       $11,090
                   See Accompanying Notes to Financial Statements


                           UNITED INVESTORS INCOME PROPERTIES

                                STATEMENTS OF OPERATIONS
                            (in thousands, except unit data)

                                                    Years Ended December 31,
                                                      1996             1995

Revenues:
    Rental income                                   $ 1,616          $ 1,502
    Other income                                        105              113
       Total revenues                                 1,721            1,615

Expenses:
    Operating                                           492              479
    General and administrative                           76               75
    Maintenance                                         180              285
    Depreciation                                        360              348
    Property taxes                                      153              149
       Total expenses                                 1,261            1,336

Equity in net income of joint venture (Note B)           15               20

    Net income (Note F)                             $   475          $   299

Net income allocated to general partner (1%)        $     5          $     3
Net income allocated to limited partners (99%)          470              296

                                                    $   475          $   299

Net income per limited partnership unit             $  7.70          $  4.84

                   See Accompanying Notes to Financial Statements


                      UNITED INVESTORS INCOME PROPERTIES

                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                       (in thousands, except unit data)

                                  Limited
                                Partnership    General      Limited
                                   Units      Partners      Partners      Total

Original capital contributions     61,063     $    --       $15,266     $15,266

Partners' capital (deficit) at
  December 31, 1994                61,063     $   (18)      $11,519     $11,501

Partners' distributions                --          (7)         (649)       (656)

Net income for the year ended
  December 31, 1995                    --           3           296         299

Partners' capital (deficit) at
  December 31, 1995                61,063         (22)       11,166      11,144

Partners' distributions                --          (6)         (611)       (617)

Net income for the year ended
  December 31, 1996                    --           5           470         475

Partners' capital (deficit) at
  December 31, 1996                61,063     $   (23)      $11,025     $11,002

                   See Accompanying Notes to Financial Statements

                         UNITED INVESTORS INCOME PROPERTIES

                                  STATEMENTS OF CASH FLOWS
                                      (in thousands)

                                                          Years Ended December 31,
                                                            1996             1995
Cash flows from operating activities:
  Net income                                               $ 475            $ 299
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Equity in net income of joint venture                    (15)             (20)
    Depreciation                                             360              348
    Amortization of lease commissions                          6                1
    Change in accounts:
      Restricted cash                                         (2)              --
      Accounts receivable                                      6               (3)
      Escrows for taxes                                      (21)               1
      Other assets                                           (41)             (20)
      Accounts payable                                         6               (8)
      Tenant security deposit liabilities                      2               (6)
      Other liabilities                                      (16)              (9)

        Net cash provided by operating activities            760              583

Cash flows from investing activities:
  Property improvements and replacements                    (147)            (162)
  Distributions from joint venture                            --                4

        Net cash used in investing activities               (147)            (158)

Cash flows from financing activities:
  Partners' distributions                                   (617)            (656)

        Net cash used in financing activities               (617)            (656)

Net decrease in cash and cash equivalents                     (4)            (231)

Cash and cash equivalents at beginning of year               637              868

Cash and cash equivalents at end of year                   $ 633            $ 637

                   See Accompanying Notes to Financial Statements

                            UNITED INVESTORS INCOME PROPERTIES

                               NOTES TO FINANCIAL STATEMENTS

                                   (December 31, 1996)

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Income taxes: For income tax purposes, the Partnership reports revenue and costs and expenses on the accrual method. No income tax provision has been shown in the accompanying statements of operations since the partners are taxed individually.

Investment properties: During 1995, the Partnership adopted "FASB No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of "FASB No. 121" had no effect on the Partnership's financial statements.

Depreciation is computed using accelerated and straight-line methods over estimated useful lives of fifteen to forty years for buildings and improvements and five to twelve years for furniture and fixtures. Commercial tenant improvements are depreciated over the term of the respective lease.

Fair Value: In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate the value. The carrying amounts of all financial instruments approximate fair value due to short maturities.

Other Assets: Included in other assets is deferred rental income and leasing commissions which are amortized over the life of the related lease.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was $31,000 and $28,000 for the years ended December 31, 1996 and 1995, respectively.

Reclassifications: Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

NOTE B - INVESTMENT IN JOINT VENTURE

The Partnership owns a 35% interest in Corinth Square ("Corinth"), a joint venture with United Investors Income Properties II, an affiliated partnership in which the General Partner is also the sole general partner. The joint venture owns a 23,149 square foot medical office building located in Prairie Village, Kansas.

Condensed balance sheet information for Corinth at December 31, 1996, is as follows (dollar amounts in thousands):


                                             December 31,
                                                 1996
Assets
Commercial properties, net                      $1,727
Other assets                                       231
Total                                           $1,958

Liabilities and Partners' Capital
Liabilities                                    $   42
Partners' capital                               1,916
Total                                          $1,958

Condensed statements of operations of Corinth for the years ended December 31, 1996 and 1995, are as follows (dollar amounts in thousands):


                                         Years Ended December 31,
                                           1996            1995

  Revenue                                 $ 311           $ 260
  Costs and Expenses                       (267)           (204)
  Net income                              $  44           $  56


NOTE C - PARTNERS' CAPITAL

ALLOCATIONS OF PROFITS AND LOSSES: In accordance with the partnership agreement, all profits and losses are to be allocated 1% to the General Partner and 99% to the limited partners.

DISTRIBUTIONS: The Partnership allocates distributions 1% to the General Partner and 99% to the limited partners. On February 14, 1997, the Partnership paid a distribution to the partners of $154,000.

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


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES
(dollar amounts in thousands)

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services (based on a percentage of revenue) and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expenses. The following payments were made to affiliates of the General Partner in 1996 and 1995:

                                                         1996           1995

  Property management fees                               $ 82           $ 78
  Reimbursement for services of affiliates                 32             30


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

NOTE E - OPERATING LEASES

Tenants of Peachtree Corners Medical Building are responsible for their own utilities, maintenance of their space and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. The real estate taxes, insurance, and common area maintenance expenses are paid directly by the Partnership. The Partnership is then reimbursed by the tenants for their proportionate share.

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year, as of December 31, 1996, are as follows (in thousands):

         Years Ending December 31,
            1997                                       $ 126
            1998                                         129
            1999                                         132
            2000                                         137
            2001                                         141
          Thereafter                                     282
                                                       $ 947


NOTE F - PARTNER TAX INFORMATION

The following is a reconciliation between net income as reported in the financial statements and federal taxable income allocated to the partners in the Partnership's tax return for the years ended December 31, 1996 and 1995 (in thousands, except per unit data):


                                                      1996           1995

    Net income as reported                           $ 475          $ 299
    Add (deduct):
      Deferred revenue and other
        liabilities                                     (6)            (5)
      Depreciation differences                          --             (4)
      Nondeductible reserves and allowances             --             (6)
      Accrued expenses                                   1              2
      Deferred charges and other assets                (26)             3

    Federal taxable income                           $ 444          $ 289

    Federal taxable income per limited
      partnership unit                                $7.21         $4.68

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 1996 (in thousands):


     Net assets as reported                                $11,002
     Differences in basis of assets and liabilities:
      Deferred revenue and other liabilities                   (42)
      Accumulated depreciation                                  21
      Commercial property at cost                              150
      Deferred charges and other assets                         (9)
      Other                                                      3
      Syndication costs                                      1,902

     Net assets - tax basis                                $13,027

NOTE G - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(dollar amounts in thousands)

                                               Initial cost
                                              To Partnership
                                                                    Cost
                                              Buildings          Capitalized
                                             and Related          (Removed)
                                              Personal          Subsequent to
Description                     Land           Property          Acquisition

Bronson Place Apartments      $  501            $2,568               $ 349

Defoors Crossing Apartments      520             2,480                 329

Meadow Wood Apartments           501             2,884                 165

Peachtree Corners Medical Bldg.  340             1,396                 199
 Bldg.                                                                 (45)

      Totals                  $1,862            $9,328               $ 997

                Gross Amount At Which Carried
                      At December 31, 1996
                                     Buildings
                                    And Related
                                     Personal            Accumulated    Date of       Date     Depreciable
Description                  Land    Property    Total  Depreciation  Construction  Acquired   Life-Years
Bronson Place Apartments    $  501   $ 2,917   $ 3,418     $  862        1988       11/01/88      5-40

Defoors Crossing Apartments    520     2,809     3,329        700        1988       05/01/89      5-40

Meadow Wood Apartments         501     3,049     3,550        769        1988       10/02/89      5-40

Peachtree Corners Medical
  Building                     340     1,550     1,890        282        1989       06/01/90     15-40

      Totals                $1,862   $10,325   $12,187     $2,613


Reconciliation of "Investment Properties and Accumulated Depreciation":

                                             Years Ended December 31,
                                               1996           1995
Investment Properties
Balance at beginning of year                 $12,040        $11,878
    Property improvements                        147            162
Balance at end of year                       $12,187        $12,040

Accumulated Depreciation
Balance at beginning of year                 $ 2,253        $ 1,905
    Amounts charged to expense                   360            348
Balance at end of year                       $ 2,613        $ 2,253


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996, is approximately $12,337,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996, is approximately $2,592,000.


NOTE H - CONTINGENCIES


The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operation of the Partnership.

ITEM 8.CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                      PART III



ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The Registrant has no officers or directors. The General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

    The names of the directors and executive officers of United Investors Real Estate, Inc. ("UIRE"), the Partnership's General Partner, as of December 31, 1996, their ages and the nature of all positions with UIRE presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                                Age                  Position

Carroll D. Vinson                   56                   President, Director

William H. Jarrard, Jr.             50                   Vice President

Robert D. Long, Jr.                 29                   Controller, Principal
                                                         Accounting Officer

John K. Lines                       37                   Secretary

Kelley M. Buechler                  39                   Assistant Secretary

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

   William H. Jarrard, Jr. has been Vice President of UIRE since December 1992 and Managing Director - Partnership Administration of Insignia since 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management for Insignia from July 1994 until January 1996.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   As of March 1997, no person was known by the Registrant to be the beneficial owner of more than five percent of the outstanding Units of the Registrant.

   As of March 1997, no Units were owned by the General Partner or any of its officers and directors.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   During 1996 and 1995, the General Partner received distributions of $6,000 and $7,000, respectively. For a description of the distributions and the allocation of income and loss to which the General Partner is entitled, reference is made to "Note C" of the Notes to Financial Statements included in "Item 7" of this report.

   The Registrant has property management agreements with affiliates of Insignia pursuant to which such affiliates have assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia affiliates receive property management fees equal to 5% of apartment revenues and 6% of commercial revenues. During the twelve months ended December 31, 1996 and 1995, affiliates of Insignia received $82,000 and $78,000 of fees for property management, respectively.

   Pursuant to Section 9(e) of the Registrant's Agreement of Limited Partnership, the General Partner may be reimbursed by the Registrant for certain of its administrative costs. The Partnership shall reimburse the General Partner or its affiliates the actual cost of goods, materials, and services obtained from unaffiliated parties.

   Administrative services performed by the General Partner or its affiliates shall be reimbursed at cost; provided, however, that the amounts charged do not exceed the lesser of (1) the actual cost of such services, or (2) 90% of the amount which the Partnership would be required to pay to an independent party for comparable services in the same geographic location. During the years ended December 31, 1996 and 1995, affiliates of Insignia received $32,000 and $30,000, respectively, of such reimbursements.

   For a further description of payments made by the Registrant to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Registrant, see "Note D" of the Notes to Financial Statements included in "Item 7" of this report.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:  See Exhibit Index contained herein.

      (b) Reports on Form 8-K file in the fourth quarter of fiscal year 1996:
          None.


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


                             Date:  March 27, 1997



   In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



/s/Carroll D. Vinson            President                Date: March 27,1997
Carroll D. Vinson



/s/Robert D. Long, Jr.          Controller and Principal Date: March 27, 1997
Robert D. Long, Jr.             Accounting Officer

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

10.5 Agreement of Purchase and Sale, dated December 21, 1989, between United Investors Real Estate, Inc., as purchaser, and Corners Medical Group, Inc., as seller, relating to Peachtree Corners Medical Building, and amendments thereto; incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q previously filed on May 15, 1990.

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

27      Financial Data Schedule

99.1 Portions of Prospectus of Registrant dated May 4, 1988; incorporated by reference to Exhibit 99.1 to Registrant's Report on Form 10-K previously filed on March 6, 1991.