Form 10QSB
period 1997-03-31
UNITED INVESTORS INCOME PROPERTIES
filed 1997-05-15
CIK 830056

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


                For the quarterly period ended March 31, 1997


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

                                March 31, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                 $   711
     Restricted-tenant security deposits                               51
  Accounts receivable                                                  10
  Escrows for taxes and insurance                                     102
  Other assets                                                         69
  Investment properties
     Land                                          $ 1,862
     Buildings and related personal property        10,348
                                                    12,210
     Less accumulated depreciation                  (2,707)         9,503

  Investment in joint venture                                         628

                                                                  $11,074
Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                $    24
  Tenant security deposits                                             51
  Accrued taxes                                                        24
  Other liabilities                                                    21

Partners' Capital (Deficit)
  General partner                                  $   (23)
  Limited partners (61,063
     units issued and outstanding)                  10,977         10,954
                                                                  $11,074

                 See Accompanying Notes to Financial Statements


b)                    UNITED INVESTORS INCOME PROPERTIES

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)

                                                        Three Months Ended
                                                             March 31,
                                                         1997         1996
Revenues:
  Rental income                                         $  414       $  384
  Other income                                              22           28
       Total revenues                                      436          412
Expenses:
  Operating                                                130          111
  General and administrative                                19           21
  Maintenance                                               50           47
  Depreciation                                              94           87
  Property taxes                                            41           38
       Total expenses                                      334          304

Equity in income of joint venture                            4            6

  Net income                                            $  106       $  114

Net income allocated to general partners (1%)           $    1       $    1
Net income allocated to limited partners (99%)             105          113

                                                       $  106       $  114

Net income per limited partnership unit                 $ 1.72       $ 1.85

                See Accompanying Notes to Financial Statements

c)                    UNITED INVESTORS INCOME PROPERTIES

             STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (Unaudited)
                       (in thousands, except unit data)

                                      Limited
                                     Partnership    General     Limited
                                       Units        Partner     Partners      Total
Original capital contributions         61,063       $    --    $  15,266    $  15,266

Partners' capital (deficit) at
  December 31, 1996                    61,063       $   (23)   $  11,025    $  11,002

Partners' distributions                                  (1)        (153)        (154)

Net income for the three months
  ended March 31, 1997                     --             1          105          106

Partners' capital (deficit) at
  March 31, 1997                       61,063       $   (23)   $  10,977    $  10,954

                See Accompanying Notes to Financial Statements

                      UNITED INVESTORS INCOME PROPERTIES

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)

                                                           Three Months Ended
                                                                March 31,
                                                            1997           1996
Cash flows from operating activities:
  Net income                                              $  106         $  114
  Adjustments to reconcile net income to
    net cash provided by operating activities:
   Equity in net income of joint venture                      (4)            (6)
   Depreciation                                               94             87
   Amortization of lease commissions                           2             --
   Change in accounts:
      Restricted cash                                         (2)            (1)
      Accounts receivable                                     (1)            (4)
      Escrows for taxes                                      (33)           (41)
      Other assets                                            14             12
      Accounts payable                                         7              8
      Tenant security deposit liabilities                      2              2
      Accrued taxes                                           24             22
      Other liabilities                                       (1)            (1)

      Net cash provided by operating activities              208            192

Cash flows from investing activities:
  Property improvements and replacements                     (23)            (8)
  Distributions from joint venture                            47             --

      Net cash provided by (used in)
        investing activities                                  24             (8)

Cash flows from financing activities:
  Partners' distributions                                   (154)          (154)

      Net cash used in financing activities                 (154)          (154)

Net increase in cash and cash equivalents                     78             30

Cash and cash equivalents at beginning of period             633            637

Cash and cash equivalents at end of period                $  711         $  667

                See Accompanying Notes to Financial Statements

                         UNITED INVESTORS INCOME PROPERTIES

                           NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of United Investors Income Properties ("The Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner (United Investor Real Estate, Inc.), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expenses. The following payments were made to affiliates of Insignia for the three months ended March 31, 1997 and 1996 (in thousands):

                                               1997          1996
Property management fees                       $ 20          $ 20
Reimbursement for services of affiliates          9             8

Additionally, the Partnership paid $5,000 during the three months ended March 31, 1996 to an affiliate of the General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and amortized over the terms of the respective leases.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes and a commercial office building. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 1997 and 1996:

                                                   Average
                                                  Occupancy
    Property                                   1997       1996
  Bronson Place Apartments
    Mountlake Terrace, Washington               95%         94%
  Meadow Wood Apartments
    Medford, Oregon                             90%         94%
  Defoors Crossing Apartments
    Atlanta, Georgia                            87%         94%
  Peachtree Corners Medical Building
    Atlanta, Georgia                            74%         36%


The increase in occupancy at Peachtree Corners Medical Building is due to increased marketing efforts and property improvements made during the second and third quarters of 1996, to attract quality long-term tenants. The decrease in occupancy at Meadow Wood and Defoors Crossings Apartments is due to increased competition and a favorable housing market in the local community.

The Partnership realized net income of $106,000 for the three months ended March 31, 1997 compared to $114,000 for the corresponding period of 1996. The decrease in net income was due to increases in operating and depreciation expenses. Operating expenses increased due to higher costs associated with utilities and rental concessions. Depreciation expenses increased due to tenant improvements related to the increase in occupancy at Peachtree, during the second and third quarters of 1996. Also contributing to the decrease in net income is a decrease in other income, specifically associated with lower lease cancellation fees at Defoors Crossing Apartments. Mitigating the expense increases is an increase in rental revenue attributable to increased occupancy at Peachtree Corners Medical Building.

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

At March 31, 1997, the Partnership held unrestricted cash of $711,000 compared to $667,000 at March 31, 1996. Net cash provided by operating activities increased due to increased rental income and a decrease in deposits to tax and insurance escrows. Net cash provided by investing activities increased in 1997 due to cash distributions from the joint venture being received during the three months ended March 31, 1997, compared to no distributions in the three months ended March 31, 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Distributions to partners of $154,000 were made during the three months ended March 31, 1997 and 1996. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.



                            PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


       a)   Exhibit 27 - Financial Data Schedule

       b)   Reports on Form 8-K:

            None filed during the quarter ended March 31, 1997.

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



                      UNITED INVESTORS INCOME PROPERTIES
                      (A Missouri Limited Partnership)

                      By:  United Investors Real Estate, Inc., a
                           Delaware corporation, its General Partner


                      By:  /s/ Carroll D. Vinson
                           Carroll D. Vinson
                           President


                      By:  /s/Robert D. Long, Jr.
                           Robert D. Long, Jr.
                           Vice President/CAO


                      Date: May 15, 1997