Form 10QSB
period 1997-06-30
UNITED INVESTORS INCOME PROPERTIES
filed 1997-08-12
CIK 830056

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997


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


                                (864) 239-1000
                         (Issuer's telephone number)


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

                                June 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                $   735
     Restricted-tenant security deposits                              56
  Accounts receivable                                                  8
  Escrow for taxes and insurance                                     115
  Other assets                                                        67
  Investment in Joint Venture                                        626

  Investment properties:
     Land                                          $ 1,862
     Buildings and related personal property        10,390
                                                    12,252
     Less accumulated depreciation                  (2,801)        9,451

                                                                 $11,058

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                               $     8
  Tenant security deposits                                            56
  Accrued taxes                                                       29
  Other liabilities                                                   25

Partners' Capital (Deficit)
  General partner's                                $   (24)
  Limited partners' (61,063 units
   issued and outstanding)                          10,964        10,940

                                                                 $11,058

                 See Accompanying Notes to Financial Statements



b)                    UNITED INVESTORS INCOME PROPERTIES

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)

                                     Three Months Ended           Six Months Ended
                                          June 30,                    June 30,
                                     1997         1996           1997          1996
Revenues:
  Rental income                     $  433       $  407         $  847        $  791
  Other income                          29           31             51            59
       Total revenues                  462          438            898           850
Expenses:
  Operating                            131          137            261           248
  General and administrative            22           18             41            39
  Maintenance                           42           47             92            94
  Depreciation                          94           88            188           175
  Property taxes                        42           38             83            76
       Total expenses                  331          328            665           632
Equity in income of
  joint venture                          9           12             13            18
  Net income                        $  140       $  122         $  246        $  236
Net income allocated to
   general partner (1%)             $    1       $    1         $    2        $    2

Net income allocated to
   limited partners (99%)              139          121            244           234
                                    $  140       $  122         $  246        $  236
Net income per limited
   partnership unit                 $ 2.28       $ 1.98         $ 4.00        $ 3.83

                 See Accompanying Notes to Financial Statements


c)                      UNITED INVESTORS INCOME PROPERTIES

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                         (in thousands, except unit data)

                                      Limited
                                    Partnership     General    Limited
                                       Units        Partner    Partners      Total
Original capital contributions        61,063       $    --    $  15,266    $  15,266

Partners' (deficit) capital at
  December 31, 1996                   61,063       $   (23)   $  11,025    $  11,002

Partners' distributions                   --            (3)        (305)        (308)

Net income for the six months
  ended June 30, 1997                     --             2          244          246

Partners' (deficit) capital at
  June 30, 1997                       61,063       $   (24)   $  10,964    $  10,940

                 See Accompanying Notes to Financial Statements


d)                    UNITED INVESTORS INCOME PROPERTIES

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)

                                                                 Six Months Ended
                                                                     June 30,
                                                                1997           1996
Cash flows from operating activities:
Net income                                                     $  246         $  236
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Equity in net income of joint venture                           (13)           (18)
  Depreciation                                                    188            175
  Amortization of lease commissions                                 3              2
  Change in accounts:
    Restricted cash                                                (7)            (4)
    Accounts receivable                                             1             (3)
    Escrows for taxes                                             (46)           (62)
    Other assets                                                   15             (4)
    Accounts payable                                               (9)             9
    Tenant security deposit liabilities                             7              4
    Accrued taxes                                                  29             29
    Other liabilities                                               3             35

      Net cash provided by operating activities                   417            399

Cash flows from investing activities:
  Property improvements and replacements                          (65)           (18)
  Distributions from joint venture                                 58             --

      Net cash used in investing activities                        (7)           (18)

Cash flows from financing activities:
  Partners' distributions                                        (308)          (308)

      Net cash used in financing activities                      (308)          (308)

Net increase in unrestricted cash and cash equivalents            102             73

Unrestricted cash and cash equivalents at beginning
  of period                                                       633            637

Unrestricted cash and cash equivalents at end of period        $  735         $  710

                 See Accompanying Notes to Financial Statements

e)                       UNITED INVESTORS INCOME PROPERTIES

                           NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

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


NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of Insignia for each of the six month periods ended June 30, 1997 and 1996 (in thousands):

                                                         Six Months Ended
                                                             June 30,
                                                           1997     1996
Property management fees (included in operating
  expenses)                                                $42       $40
Reimbursement for services of affiliates
  (included in general and administrative expenses)         16        16

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes and a commercial office building. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:

                                                     Average
                                                    Occupancy
   Property                                    1997           1996
Bronson Place Apartments
  Mountlake Terrace, Washington                 95%            93%
Meadow Wood Apartments
  Medford, Oregon                               91%            93%
Defoors Crossing Apartments
  Atlanta, Georgia                              92%            96%
Peachtree Corners Medical Building
  Atlanta, Georgia                              74%            49%


The increase in occupancy at Peachtree Corners Medical Building is due to increased marketing efforts and property improvements made during the second and third quarters of 1996, to attract quality long-term tenants. The decrease in occupancy at Meadow Wood and Defoors Crossings Apartments is due to increased competition and a favorable housing market in the local community.

The Partnership realized net income of $246,000 for the six months ended June 30, 1997, of which approximately $140,000 was income for the second quarter. The net income for the corresponding periods of 1996 was approximately $236,000 and approximately $122,000, respectively. The increase in net income, for the six months ended June 30, 1997, was primarily due to an increase in rental revenue resulting from the increase in occupancy at Peachtree Corners. Also contributing to the increased rental revenue was increased rental rates at all of the residential properties. The increase in rental income was partially offset by increased operating and depreciation expenses and decreased other income. Operating expenses increased during the six month period due to advertising and rental concessions at Defoors Crossing, which were incurred in an effort to increase occupancy at the property. Depreciation expenses increased primarily due to tenant improvements at Peachtree during the second and third quarters of 1996. Other income decreased due to fewer lease cancellation fees being earned at Defoors Crossing Apartments in 1997.

Included in maintenance expense for the six months ended June 30, 1997 is approximately $5,000 of major repairs and maintenance comprised primarily of swimming pool repairs. Included in maintenance for the six months ended June 30, 1996 is approximately $16,000 of major repairs and maintenance comprised primarily of parking lot and exterior building repairs.

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

At June 30, 1997, the Partnership held unrestricted cash and cash equivalents of $735,000 compared to $710,000 at June 30, 1996. Net cash provided by operating activities increased due to increased rental income and a decrease in deposits to tax and insurance escrows. Net cash provided by investing activities increased in 1997 due to cash distributions from the joint venture being received during the six months ended June 30, 1997, compared to no distributions in the six months ended June 30, 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Distributions to partners of $308,000 were made during each of the six month periods ended June 30, 1997 and 1996, respectively. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.




                            PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


       a) Exhibit 27 - Financial Data Schedule, is filed as an exhibit to this report.

       b) Reports on Form 8-K:

          None filed during the quarter ended June 30, 1997.

                                     SIGNATURES


  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      UNITED INVESTORS INCOME PROPERTIES

                      By:  United Investors Real Estate, Inc.,
                           Its General Partner


                      By:  /s/ Carroll D. Vinson
                           Carroll D. Vinson
                           President


                      By:  /s/ Robert D. Long, Jr.
                           Robert D. Long, Jr.
                           Vice President/CAO


                      Date: August 12, 1997