Form 10QSB
period 1997-09-30
UNITED INVESTORS INCOME PROPERTIES
filed 1997-11-07
CIK 830056

FORM 10-QSB.--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997


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

                              September 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                  $   724
     Restricted-tenant security deposits                                53
   Accounts receivable                                                  12
  Escrows for taxes                                                    149
  Other assets                                                          65
  Investment in joint venture                                          623
  Investment properties:
     Land                                           $  1,862
     Buildings and related personal property          10,464
                                                      12,326
     Less accumulated depreciation                    (2,899)        9,427

                                                                   $11,053

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                 $    20
  Tenant security deposits                                              53
  Accrued taxes                                                         32
  Other liabilities                                                     35

Partners' Capital (Deficit)
  General partner's                                 $    (24)
  Limited partners' (61,063 units
     issued and outstanding)                          10,937        10,913

                                                                   $11,053

                 See Accompanying Notes to Financial Statements

b)                    UNITED INVESTORS INCOME PROPERTIES

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)

                                   Three Months Ended          Nine Months Ended
                                      September 30,               September 30,
                                   1997         1996           1997           1996
Revenues:
  Rental income                   $  450       $  415         $1,297         $1,206
  Other income                        25           22             76             81
       Total revenues                475          437          1,373          1,287

Expenses:
  Operating                          153          122            414            370
  General and administrative          23           18             64             57
  Maintenance                         43           43            135            137
  Depreciation                        98           93            286            268
  Property taxes                      35           37            118            113
       Total expenses                352          313          1,017            945

Equity in income of
  joint venture                        4            8             17             26

Net income                        $  127       $  132         $  373         $  368

Net income allocated to
  general partner (1%)            $    1       $    1         $    4         $    4

Net income allocated to
  limited partners (99%)             126          131            369            364
                                  $  127       $  132         $  373         $  368
Net income per limited
  partnership unit                $ 2.06       $ 2.15         $ 6.04         $ 5.96

                  See Accompanying Notes to Financial Statements

c)                      UNITED INVESTORS INCOME PROPERTIES

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                         (in thousands, except unit data)


                                      Limited
                                    Partnership   General     Limited
                                       Units      Partner's   Partners'       Total
Original capital contributions        61,063     $    --    $  15,266      $  15,266

Partners' (deficit) capital at
  December 31, 1996                   61,063       $  (23)   $  11,025     $  11,002

Partners' distributions                   --           (5)        (457)         (462)

Net income for the nine months
  ended September 30, 1997                --            4          369           373

Partners' (deficit) capital at
  September 30, 1997                  61,063       $  (24)   $  10,937     $  10,913

                 See Accompanying Notes to Financial Statements

d)                    UNITED INVESTORS INCOME PROPERTIES

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)

                                                              Nine Months Ended
                                                                September 30,
                                                              1997         1996
Cash flows from operating activities:
  Net income                                                 $  373       $  368
    Adjustments to reconcile net income to
    net cash provided by operating activities:
    Equity in net income of joint venture                       (17)         (26)
    Depreciation                                                286          268
    Amortization of lease commissions                             5            4
    Change in accounts:
      Restricted cash                                            (4)          (3)
      Accounts receivable                                        (3)           1
      Escrows for taxes                                         (80)         (62)
      Other assets                                               15           (5)
      Accounts payable                                            3           --
      Tenant security deposit liabilities                         4            3
      Accrued taxes                                              32           18
      Other liabilities                                          13           11

      Net cash provided by operating activities                 627          577

Cash flows from investing activities:
  Property improvements and replacements                       (139)        (125)
  Distributions from joint venture                               65           --

      Net cash used in investing activities                     (74)        (125)

Cash flows from financing activities:
  Partners' distributions                                      (462)        (462)

       Net cash used in financing activities                   (462)        (462)

Net increase (decrease) in unrestricted cash and cash
  equivalents                                                    91          (10)

Unrestricted cash and cash equivalents at beginning
  of period                                                     633          637

Unrestricted cash and cash equivalents at end of period      $  724       $  627

                 See Accompanying Notes to Financial Statements

e)                       UNITED INVESTORS INCOME PROPERTIES

                           NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

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


NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of Insignia for each of the nine month periods ended September 30, 1997 and 1996 (in thousands):


                                                             1997      1996


Property management fees (included in operating expense)     $64         $61

Reimbursement for services of affiliates (included in
  general and administrative and operating expenses)          30          24



Additionally, the Partnership paid $29,000 during the nine months ended September 30, 1996 to an affiliate of the General Partner for lease commissions related to new leases at the Partnership's commercial property. These lease commissions, which are included in other assets, are amortized over the term of the respective leases.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes and a commercial office building. The following table sets forth the average occupancy of the properties for the quarters ended September 30, 1997 and 1996:

                                                          Average
                                                         Occupancy
Property                                          1997              1996

Bronson Place Apartments
   Mountlake Terrace, Washington                   96%               93%

Meadow Wood Apartments
   Medford, Oregon                                 92%               94%

Defoors Crossing Apartments
   Atlanta, Georgia                                94%               96%

Peachtree Corners Medical Building
   Atlanta, Georgia                                74%               56%


The increase in occupancy at Peachtree Corners Medical Building is due to increased marketing efforts and property improvements made during the second and third quarters of 1996, to attract quality long-term tenants.

The Partnership realized net income of $373,000 for the nine months ended September 30, 1997, of which approximately $127,000 was income for the third quarter. The net income for the corresponding periods of 1996 was approximately $368,000 and approximately $132,000, respectively. The increase in net income for the nine months ended September 30, 1997, was primarily due to an increase in rental revenue resulting from the increase in occupancy at Peachtree Corners. Also contributing to the increased rental revenue were increased rental rates at Bronson Place and Meadow Wood Apartments. The increase in rental income was partially offset by increased operating and depreciation expenses. Operating expenses increased during the three and nine month periods primarily due to advertising and rental concessions at Defoors Crossing, which were incurred in an effort to increase occupancy at the property. Depreciation expenses increased primarily due to tenant improvements at Peachtree during the second and third quarters of 1996.

Included in maintenance expense for the nine months ended September 30, 1997 is approximately $10,000 of major repairs and maintenance comprised primarily of swimming pool and exterior building repairs. Included in maintenance for the nine months ended September 30, 1996 is approximately $21,000 of major repairs and maintenance comprised primarily of parking lot and exterior building repairs.

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

At September 30, 1997, the Partnership held unrestricted cash and cash equivalents of $724,000 compared to $627,000 at September 30, 1996. Net cash provided by operating activities increased due to increased rental income and a decrease in other assets. Net cash used in investing activities decreased in 1997 due to cash distributions from the joint venture being received during the nine months ended September 30, 1997, compared to no distributions in the nine months ended September 30, 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Distributions to partners of approximately $462,000 were made during each of the nine month periods ended September 30, 1997 and 1996, respectively. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.




                            PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


       a) Exhibit 27 - Financial Data Schedule, is filed as an exhibit to this report.

       b)   Reports on Form 8-K:

            None filed during the quarter ended September 30, 1997.

                                     SIGNATURES


  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      UNITED INVESTORS INCOME PROPERTIES

                      By:  United Investors Real Estate, Inc.
                           Its General Partner


                      By:  /s/Carroll D. Vinson
                           Carroll D. Vinson
                           President


                      By:  /s/Robert D. Long, Jr.
                           Robert D. Long, Jr.
                           Vice President/CAO


                      Date: November 7, 1997