Form 10KSB
period 1997-12-31
UNITED INVESTORS INCOME PROPERTIES
filed 1998-03-26
CIK 830056

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                            UNDER SECTION 13 OR 15(D)

                                    FORM 10-KSB

(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                           For the fiscal year ended December 31, 1997

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

State issuer's revenues for its most recent fiscal year:  $1,822,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days: Market value information for the registrant's partnership interests is not available. Should a trading market develop for these interests, it is the General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                     DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Partnership dated May 4, 1988 (included in Registration Statement, No. 33-20350, of Registrant) are incorporated by reference into Parts I and III.
                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS

United Investors Income Properties (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri pursuant to a Certificate of Limited Partnership filed on June 23, 1988, with the Missouri Secretary of State. The Partnership is governed by an Agreement of Limited Partnership dated July 27, 1988. United Investors Real Estate, Inc., a Delaware corporation, is the sole general partner (the "General Partner") of the Partnership. Effective December 31, 1992, 100% of the General Partner's common stock was purchased by MAE GP Corporation ("MAE GP"), which is wholly-owned by Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the General Partner is now a wholly-owned subsidiary of IPT. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The Partnership is engaged in the business of acquiring and operating multifamily residential and commercial properties and other income producing real estate. The Partnership has acquired three multifamily residential properties, a medical office building, and an interest in a joint venture which owns a medical office building. These properties are further described in "Item
2. Description of Properties"  below.

Commencing on or about May 4, 1988, the Partnership began offering through Waddell & Reed, Inc., a former affiliate of the Partnership (the "Selling Agent"), up to a maximum of 80,000 units of limited partnership interest (the "Units") at $250 per Unit with a minimum required purchase of eight Units or $2,000 (four Units or $1,000 for an Individual Retirement Account). Limited partners (the "Limited Partners") are not required to make any additional capital contributions. The Units were registered under the Securities Act of 1933, as amended (the "Act"), under Registration Statement No. 33-20350, which Registration Statement was declared effective on May 4, 1988.

The offering of Units terminated May 4, 1990. Upon termination of the offering, the Partnership had accepted subscriptions for 61,063 Units resulting in Gross Offering Proceeds of $15,265,750.

The real estate business is highly competitive. The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located. The Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in businesses which may be competitive with the Partnership.

The Partnership has no employees. Management and administrative services are performed by affiliates of Insignia. The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected affiliates of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, these affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of the property and partnership management, see "Item 12. Certain Relationships and Related Transactions" which descriptions are herein incorporated by reference.
There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:



                                 Date of
  Property                        Purchase   Type of Ownership(1)        Use

Bronson Place Apartments        11/01/88     Fee simple          Apartment
      Mountlake Terrace, WA                                      70 units

Defoors Crossing Apartments     05/01/89     Fee simple          Apartment
      Atlanta, GA                                                60 units

Meadow Wood Apartments          10/02/89     Fee simple          Apartment
      Medford, OR                                                85 units

Peachtree Corners Medical Bldg. 06/01/90     Fee simple          Medical Office
      Atlanta, GA                                                   Building
                                                                 13,000 sq. ft.


Joint Venture Property

Corinth Square Professional     10/01/90   Joint Venture;        Medical Office
  Building,                                Partnership owns a     Building-
  Prairie Village, Kansas                  35% interest          23,000 sq. ft.


(1)  None of the Partnership's properties are encumbered by mortgage financing.

SCHEDULE OF PROPERTIES:
(IN THOUSANDS)

                        Gross
                      Carrying   Accumulated    Useful                Federal
Property                Value    Depreciation    life      Method    Tax Basis

Bronson Place         $ 3,474      $  973      5-40 yrs      S/L     $ 2,510
Defoors Crossing        3,358         800      5-40 yrs      S/L       2,557
Meadow Wood             3,644         879      5-40 yrs      S/L       2,769
Peachtree Corners       1,890         346      15-40 yrs     S/L       1,702
 Totals               $12,366      $2,998                            $ 9,538


See "Note A" of the Notes to Financial Statements in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.



SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                 Average Annual               Average Annual
                                  Rental Rates                  Occupancy
                              1997             1996          1997       1996

Bronson Place           $8,189/per unit   $7,742/per unit     95%        94%
Defoors Crossing         8,730/per unit    8,483/per unit     95%        92%
Meadow Wood              7,005/per unit    6,680/per unit     89%(a)     94%
Peachtree Corners      13.71/per sq.ft.   13.46/per sq.ft.    74%(b)     60%

(a) Meadow Wood - The decrease in occupancy is due to increased rental rates during 1997 and softening market conditions. The General Partner expects that marketing of the new clubhouse and adjusting rental rates will improve occupancy in 1998.
(b) Peachtree Corners - The increase in occupancy is due to successful marketing efforts and property improvements made during 1996 to attract quality long-term tenants.

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

The following is a schedule of the lease expirations at Peachtree Corners Medical Building for the years 1998-2007:


                   Number of                                       % of Gross
                  Expirations     Square Feet     Annual Rent     Annual Rent
                                                 (in thousands)
1998-2001              0                --          $  --               --
2002                   1             1,967             28             21.1%
2003                   1             3,738             54             40.5%
2004                   0                --             --               --
2005                   1             3,521             52             38.4%
2006-2007              0                --             --               --

The following schedule reflects information on tenants leasing 10% or more of the leasable square footage for Peachtree Corners Medical Building.

                         Square Footage     Annual rent per         Lease
  Nature of Business         Leased           Square Foot        Expiration

    Medical Offices           1,967             $14.40            02/28/02
    Medical Offices           3,738              14.50            03/30/03
    Medical Offices           3,521              14.61            07/21/05

SCHEDULE OF REAL ESTATE TAXES (IN THOUSANDS) AND RATES:

                                 1997         1997
                                 Taxes        Rate

Bronson Place                   $ 39         1.27%
Defoors Crossing                  38         1.97%
Meadow Wood                       54         1.39%
Peachtree Corners                 13         1.38%

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 1997, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.



                                      PART II

ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

At December 31, 1997, the number of holders of record of Limited Partnership Units was 1,890. No public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

The Partnership made distributions of cash generated from operations of approximately $617,000 during each of the years ended December 31, 1997 and 1996. A distribution of funds from operations of approximately $154,000 was declared and paid in the first quarter of 1998. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The Partnership realized net income of approximately $472,000 for the year ended December 31, 1997, compared to net income of approximately $475,000 for the year ended December 31, 1996. During 1997 increased operating and depreciation expenses were offset by an increase in rental income. The increase in operating expenses resulted from increased marketing costs at Defoors Crossing, which were incurred in an effort to increase occupancy at the property, and increased maintenance expenses at Peachtree Corners during 1997, as a result of increased occupancy. Major repairs and maintenance were constant in 1997 and 1996. Included in operating expense for the year ended December 31, 1997 is approximately $29,000 of major repairs and maintenance comprised primarily of exterior painting at Peachtree Corners, swimming pool and exterior building repairs. Included in operating expense for the year ended December 31, 1996 is approximately $29,000 of major repairs and maintenance comprised primarily of exterior building and parking lot repairs. Depreciation expense increased primarily as a result of tenant improvements made at Peachtree Corners in 1996. The increase in operating and depreciation expenses was offset by increased rental revenue resulting from increased occupancy at Peachtree Corners, along with increased rental rates at all of the Partnership's properties.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $728,000 compared to approximately $633,000 at December 31, 1996. The net increase in cash and cash equivalents for the year ended December 31, 1997 was $95,000 compared to a net decrease of $4,000 for the year ended December 31, 1996. Net cash provided by operating activities increased primarily due to an increase in other liabilities and a decrease in lease commissions paid. Net cash used in investing activities decreased in 1997 due to cash distributions from the joint venture being received during the year ended December 31, 1997, compared to no distributions in the year ended December 31, 1996. Net cash used in financing activities remained constant.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Partnership made distributions of cash generated from operations of approximately $617,000 during each of the years ended December 31, 1997 and 1996. A distribution of funds from operations of approximately $154,000 was declared and paid in the first quarter of 1998. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



ITEM 7.   FINANCIAL STATEMENTS


UNITED INVESTORS INCOME PROPERTIES

LIST OF FINANCIAL STATEMENTS


      Independent Auditors' Report

      Balance Sheet - December 31, 1997

      Statements of Operations - Years ended December 31, 1997 and 1996

      Statement of Changes in Partners' Capital (Deficit) - Years ended December 31, 1997 and 1996

      Statements of Cash Flows - Years ended December 31, 1997 and 1996

      Notes to Financial Statements




INDEPENDENT AUDITORS' REPORT

The Partners
United Investors Income Properties
(A Missouri Limited Partnership)

We have audited the accompanying balance sheet of United Investors Income Properties (A Missouri Limited Partnership) ("the Partnership") as of December 31, 1997, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Greenville, South Carolina
February 17, 1998
(except for Note H, as to which the date is March 17, 1998)


                         UNITED INVESTORS INCOME PROPERTIES

                                   BALANCE SHEET

                                 December 31, 1997
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                                      $   728
  Receivables and deposits                                           156
  Other assets                                                        95
  Investment properties (Notes A and G):
     Land                                         $ 1,862
     Buildings and related personal                10,504
        property                                   12,366
     Less accumulated depreciation                 (2,998)         9,368

  Investment in Joint Venture (Note B)                               619

                                                                 $10,966

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                               $    12
  Tenant security deposits payable                                    51
  Other liabilities                                                   46

Partners' Capital (Deficit) (Note C)
  General partner's                               $   (24)
  Limited partners' (61,063 units
     issued and outstanding)                       10,881         10,857

                                                                 $10,966

                   See Accompanying Notes to Financial Statements



                           UNITED INVESTORS INCOME PROPERTIES

                                STATEMENTS OF OPERATIONS
                            (in thousands, except unit data)




                                                     Years Ended December 31,
                                                       1997             1996
Revenues:
    Rental income                                   $ 1,725           $ 1,616
    Other income                                         97               105
       Total revenues                                 1,822             1,721

Expenses:
    Operating                                           754               672
    General and administrative                           79                76
    Depreciation                                        385               360
    Property taxes                                      152               153
       Total expenses                                 1,370             1,261

Equity in net income of joint venture (Note B)           20                15

Net income (Note F)                                 $   472           $   475

Net income allocated to general partner (1%)        $     5           $     5
Net income allocated to limited partners (99%)          467               470

                                                    $   472           $   475

Net income per limited partnership unit             $  7.65           $  7.70

Distributions per limited partner unit              $ 10.01           $ 10.01

                   See Accompanying Notes to Financial Statements


                      UNITED INVESTORS INCOME PROPERTIES

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                       (in thousands, except unit data)




                                   Limited
                                 Partnership   General      Limited
                                    Units     Partner's     Partners'    Total

Original capital contributions      61,063     $  --        $15,266     $15,266

Partners' (deficit) capital at
  December 31, 1995                 61,063     $ (22)       $11,166     $11,144

Partners' distributions                 --        (6)          (611)       (617)

Net income for the year ended
  December 31, 1996                     --         5            470         475

Partners' (deficit) capital at
  December 31, 1996                 61,063       (23)        11,025      11,002

Partners' distributions                 --        (6)          (611)       (617)

Net income for the year ended
  December 31, 1997                     --         5            467         472

Partners' (deficit) capital at
  December 31, 1997                 61,063     $ (24)       $10,881     $10,857

                   See Accompanying Notes to Financial Statements


                         UNITED INVESTORS INCOME PROPERTIES

                              STATEMENTS OF CASH FLOWS
                                  (in thousands)




                                                     Years Ended December 31,
                                                       1997        1996

Cash flows from operating activities:
  Net income                                          $ 472       $ 475
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Equity in net income of joint venture               (20)        (15)
    Depreciation                                        385         360
    Amortization of lease commissions                     7           6
    Change in accounts:
      Receivables and deposits                          (29)        (17)
      Other assets                                      (17)        (41)
      Accounts payable                                   (5)          6
      Tenant security deposits payable                    2           2
      Other liabilities                                  24         (16)

        Net cash provided by operating activities       819         760

Cash flows from investing activities:
  Property improvements and replacements               (179)       (147)
  Distributions from joint venture                       72          --

        Net cash used in investing activities          (107)       (147)

Cash flows from financing activities:
  Partners' distributions                              (617)       (617)

        Net cash used in financing activities          (617)       (617)

Net increase (decrease) in cash and cash equivalents     95          (4)

Cash and cash equivalents at beginning of year          633         637

Cash and cash equivalents at end of year              $ 728       $ 633

                   See Accompanying Notes to Financial Statements



                         UNITED INVESTORS INCOME PROPERTIES

                           Notes to Financial Statements

                                 December 31, 1997

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: United Investors Income Properties (the "Partnership"), a Missouri Limited Partnership, was organized in June 1988, with the initial group of limited partners being admitted on July 27, 1988. Additional partners were admitted through May 1990.

The Partnership was formed to acquire and operate certain types of income-producing real estate. United Investors Real Estate, Inc. (the "General Partner") is the general partner. Effective December 31, 1992, 100% of the General Partner's common stock was purchased by MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the General Partner is now a wholly-owned subsidiary of IPT.

Basis of accounting: The accompanying financial statements of the Partnership are prepared on the accrual basis and, therefore, revenue is recorded as earned and costs and expenses are recorded as incurred.

Cash and cash equivalents: The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Income taxes: For income tax purposes, the Partnership reports revenue and costs and expenses on the accrual method. No income tax provision has been shown in the accompanying statements of operations since the partners are taxed individually.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Depreciation: Depreciation is computed using straight-line methods over estimated useful lives of fifteen to forty years for buildings and improvements and five to twelve years for furniture and fixtures. Commercial tenant improvements are depreciated over the terms of the respective leases.

Fair Value of Financial Instruments: "SFAS No. 107, Disclosures about Fair Value of Financial Instruments," as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short term maturity of these instruments.

Other Assets: Included in other assets are deferred rental income and leasing commissions which are amortized over the lives of the related leases.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was $35,000 and $31,000 for the years ended December 31, 1997 and 1996, respectively.

Reclassifications: Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - INVESTMENT IN JOINT VENTURE

The Partnership owns a 35% interest in Corinth Square ("Corinth"), a joint venture with United Investors Income Properties II, an affiliated partnership in which the General Partner is also the sole general partner. The joint venture owns a 24,000 square foot medical office building located in Prairie Village, Kansas. The Partnership reflects its interest in its joint venture property utilizing the equity method, whereby the original investment is increased by advances to the joint venture and by the Partnership's share of the earnings of the joint venture. The investment is decreased by distributions from the joint venture and by the Partnership's share of losses of the joint venture.

Condensed balance sheet information for Corinth at December 31, 1997, is as follows (in thousands):


                                           December 31,
                                               1997
Assets
Commercial properties, net                    $1,692
Other assets                                     119
Total                                         $1,811

Liabilities and Partners' Capital
Liabilities                                  $   42
Partners' capital                             1,769
Total                                        $1,811

Condensed statements of operations of Corinth for the years ended December 31, 1997 and 1996, are as follows (in thousands):

                                         Years Ended December 31,
                                           1997            1996
  Revenue                                 $ 355           $ 369
  Costs and Expenses                       (297)           (325)
  Net income                              $  58           $  44

NOTE C - PARTNERS' CAPITAL

ALLOCATIONS OF PROFITS AND LOSSES: In accordance with the partnership agreement, all profits and losses are to be allocated 1% to the General Partner and 99% to the limited partners.

DISTRIBUTIONS: The Partnership allocates distributions 1% to the General Partner and 99% to the limited partners. On February 15, 1998, the Partnership paid a distribution to the partners of approximately $154,000.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services (based on a percentage of revenue) and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner in 1997 and 1996 (in thousands):

                                                  1997            1996

  Property management fees (included in
   operating expenses)                           $ 86            $ 82
  Reimbursement for services of affiliates
   (included in general and administrative
   expenses and operating expenses)                36              32


Additionally, the Partnership paid $29,000 during the year ended December 31, 1996, to an affiliate of the General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and are amortized over the terms of the respective lease.

For the period January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who received payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

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

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year, as of December 31, 1997, are as follows (in thousands):

         Years Ending December 31,
            1998                             $ 129
            1999                               132
            2000                               137
            2001                               141
            2002                               120
          Thereafter                           153
                                             $ 812

NOTE F - PARTNER TAX INFORMATION

The following is a reconciliation between net income as reported in the financial statements and federal taxable income allocated to the partners in the Partnership's tax return for the years ended December 31, 1997 and 1996 (in thousands, except unit data):

                                                     1997           1996

    Net income as reported                           $ 472          $ 475
    Add (deduct):
      Deferred revenue and other
        liabilities                                      4             (6)
      Depreciation differences                          11             --
      Nondeductible reserves and allowances              1             --
      Accrued expenses                                  18              1
      Deferred charges and other assets                (13)           (26)

    Federal taxable income                           $ 493          $ 444

    Federal taxable income per limited
      partnership unit                               $8.00           $7.21

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 1997 (in thousands):


     Net assets as reported                                $10,857
     Differences in basis of assets and liabilities:
      Deferred revenue and other liabilities                   (25)
      Accumulated depreciation                                  30
      Commercial property at cost                              139
      Deferred charges and other assets                        (22)
      Other                                                     21
      Syndication costs                                      1,902

     Net assets - tax basis                                 $12,902


NOTE G - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(IN THOUSANDS)

                                            Initial cost
                                            To Partnership
                                                                   Net Costs
                                                     Buildings    Capitalized
                                                    and Related    (Removed)
                                                     Personal    Subsequent to
Description                                 Land     Property     Acquisition

Bronson Place Apartments                  $  501       $2,568        $  405

Defoors Crossing Apartments                  520        2,480           358

Meadow Wood Apartments                       501        2,884           259

Peachtree Corners Medical Bldg.              340        1,396           154

      Totals                              $1,862       $9,328        $1,176


                Gross Amount At Which Carried
                      At December 31, 1997

                                    Buildings
                                       And
                                     Related
                                     Personal           Accumulated     Date of       Date    Depreciable
Description                  Land    Property   Total   Depreciation  Construction  Acquired  Life-Years
Bronson Place Apartments   $  501   $ 2,973    $ 3,474    $  973          1988      11/01/88     5-40

Defoors Crossing Apartments   520     2,838      3,358       800          1988      05/01/89     5-40

Meadow Wood Apartments        501     3,143      3,644       879          1988      10/02/89     5-40

Peachtree Corners             340     1,550      1,890       346          1989      06/01/90    15-40

      Totals               $1,862   $10,504    $12,366    $2,998

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                             Years Ended December 31,
                                               1997           1996

 Investment Properties
 Balance at beginning of year                $12,187         $12,040
   Property improvements                         179             147
 Balance at end of year                      $12,366         $12,187

 Accumulated Depreciation
 Balance at beginning of year                $ 2,613         $ 2,253
   Amounts charged to expense                    385             360
 Balance at end of year                      $ 2,998         $ 2,613

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997, is approximately $12,506,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997, is approximately $2,968,000.

NOTE H - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.


ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Deloitte & Touche LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.


                                      PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Partnership has no officers or directors. United Investors Real Estate, Inc. ("UIRE" or the "General Partner") manages and controls the Partnership and has general responsibility and authority in all matters affecting its business. Effective December 31, 1992, 100% of the General Partner's common stock was purchased by MAE GP Corporation ("MAE GP"), which is wholly owned by Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the General Partner is now a wholly owned subsidiary of IPT. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.


The names of the directors and executive officers of UIRE, their ages and the nature of all positions with UIRE presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                                Age                  Position

Carroll D. Vinson                   57                   President and Director

Robert D. Long, Jr.                 30                   Vice President and
                                                         Chief Accounting
                                                           Officer

William H. Jarrard, Jr.             51                   Vice President

Daniel M. LeBey                     32                   Secretary

Kelley M. Buechler                  40                   Assistant Secretary


Carroll D. Vinson has been President and Director of the General Partner and President of MAE and subsidiaries since August of 1994. He has acted as Chief Operating Officer of IPT since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been Vice President and Chief Accounting Officer of the General Partner since August 1994. Mr. Long joined MAE in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been Vice President of the General Partner since December 1992. He has acted as Senior Vice President of IPT since May 1997.
Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Daniel M. LeBey has been Secretary of the General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since December 1992 and Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions" below.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 1, 1998, no person was known by the Partnership to be the beneficial owner of more than five percent of the outstanding Units of the Partnership.

As of January 1, 1998, no Units were owned by the General Partner or any of its officers and directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services (based on a percentage of revenue) and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner in 1997 and 1996 (in thousands):

                                                  1997            1996

  Property management fees                        $ 86            $ 82
  Reimbursement for services of affiliates          36              32

Additionally, the Partnership paid $29,000 during the year ended December 31, 1996, to an affiliate of the General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and are amortized over the terms of the respective lease.

For the period January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who received payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

During both 1997 and 1996, the General Partner received distributions of approximately $6,000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:  See Exhibit Index contained herein.

      (b) Reports on Form 8-K file in the fourth quarter of fiscal year 1997:
          None.

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




                             UNITED INVESTORS INCOME PROPERTIES

                             By:  United Investors Real Estate, Inc.
                                  Its General Partner


                             By:   /s/Carroll D. Vinson
                                   Carroll D. Vinson
                                   President and Director


                             Date: March 26, 1998



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/Carroll D. Vinson                President and         Date:  March 26, 1998
Carroll D. Vinson                   Director



/s/Robert D. Long, Jr.              Vice President and    Date:  March 26, 1998
Robert D. Long, Jr.                 Chief Accounting
                                    Officer



                                 INDEX TO EXHIBITS

Exhibit

1 Form of Dealer Manager Agreement between the General Partner and the Dealer Manager, including Form of Soliciting Broker Agreement; incorporated by reference to Exhibit 1 to Partnership's Amendment to Registration Statement (File No. 33-20350) previously filed on May 2, 1988.

1.1     Amendment to Dealer Manager Agreement; incorporated by reference to
        Exhibit 1.1 to Post-Effective Amendment No. 2 to Partnership's Registration Statement previously filed on March 21, 1989.

4.1 Form of Subscription Agreement; incorporated by reference as part of the Prospectus of Partnership contained in Partnership's Amendment to Registration Statement previously filed on May 2, 1988.

4.2 Form of Agreement of Limited Partnership of Partnership; incorporated by reference as part of the Prospectus of Partnership contained in Partnership's Amendment to Registration Statement previously filed on May 2, 1988.

4.3 Tenth Amendment to Agreement of Limited Partnership of Partnership; incorporated by reference to Exhibit 4.3 to Partnership's Quarterly Report on Form 10-Q previously filed on May 15, 1989.

10.1 Escrow Agreement among the Partnership, the General Partner, the Dealer Manager, and Boston Safe Deposit & Trust Company; incorporated by reference to Exhibit 10.1 to Partnership's Amendment to Registration Statement previously filed on May 2, 1988.

10.1.1  Amendment to Escrow Agreement; incorporated by reference to Exhibit
        10.1.1 to Post-Effective Amendment No. 5 to Partnership's Registration Statement previously filed on October 19, 1989.

10.2 Agreement of Purchase and Sale, dated June 22, 1988, between United Investors Real Estate, Inc., as nominee for United Investors Income Properties, as purchaser, and Nilsen/Bay Ridge Development, Inc. and MBIV Development, as seller, relating to Bronson Place Apartments; incorporated by reference to Exhibit 10.1 to Partnership's Quarterly Report on Form 10-Q previously filed on August 11, 1988.

10.3 Agreement of Purchase and Sale, dated October 20, 1988, between United Investors Real Estate, Inc., as purchaser, and Defoors Crossing Associates, Ltd., as seller, relating to Defoors Crossing Apartments, and amendments thereto; incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No. l to Partnership's Registration Statement previously filed on February 1, 1989.

10.4 Agreement of Purchase and Sale, dated June 29, 1989, between United Investors Real Estate, Inc., as purchaser and CMW Properties, as seller, relating to Meadow Wood Apartments, and amendments thereto; incorporated by reference to Exhibit 10.4 to Partnership's Current Report on Form 8-K previously filed on October 17, 1989.

10.5 Agreement of Purchase and Sale, dated December 21, 1989, between United Investors Real Estate, Inc., as purchaser, and Corners Medical Group, Inc., as seller, relating to Peachtree Corners Medical Building, and amendments thereto; incorporated by reference to Exhibit 10.5 to Partnership's Quarterly Report on Form 10-Q previously filed on May 15, 1990.

10.6 Agreement of Purchase and Sale, dated June 29, 1990, between United Investors Real Estate, Inc., as purchaser, and American Fire Sprinkler Corporation, as seller, relating to Corinth Square Professional Building; incorporated by reference to Exhibit 10.6 to Partnership's Quarterly Report on Form 10-Q previously filed on August 15, 1990.

10.7 Agreement of Joint Venture of Corinth Square Associates dated October 1, 1990 between the Partnership and United Investors Income Properties II; incorporated by reference to Exhibit 4.4 to Partnership's Current Report on Form 8-K previously filed on October 23, 1990.

10.8 Stock Purchase Agreement dated December 4, 1992 showing the purchase of 100% of the outstanding stock of United Investors Real Estate, Inc. by MAE GP Corporation; incorporated by reference to Exhibit 10.8 to Partnership's Current Report on Form 8-K previously filed on
        December 31, 1992.

27      Financial Data Schedule

99.1 Portions of Prospectus of Partnership dated May 4, 1988; incorporated by reference to Exhibit 99.1 to Partnership's Report on Form 10-K previously filed on March 6, 1991.