Form 10QSB
period 1998-03-31
UNITED INVESTORS INCOME PROPERTIES
filed 1998-05-14
CIK 830056

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from________to________

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


ITEM 1.  FINANCIAL STATEMENTS

a)
                       UNITED INVESTORS INCOME PROPERTIES

                                 BALANCE SHEET
                                  (Unaudited)

                                 March 31, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                                       $   772
  Receivables and deposits                                            182
  Other assets                                                         75
  Investment properties:
     Land                                            $ 1,862
     Buildings and related personal property          10,544
                                                      12,406
     Less accumulated depreciation                    (3,097)       9,309

  Investment in joint venture                                         621

                                                                  $10,959

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                $     9
  Tenant security deposit liabilities                                  53
  Accrued property taxes                                               24
  Other liabilities                                                    35

Partners' Capital (Deficit)
  General partner's                                  $   (24)
  Limited partners' (61,063 units
     issued and outstanding)                          10,862       10,838

                                                                  $10,959

                 See Accompanying Notes to Financial Statements


b)
                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                         Three Months Ended
                                                               March 31,
                                                          1998        1997
Revenues:
  Rental income                                         $  421       $  408
  Other income                                              28           22
       Total revenues                                      449          430
Expenses:
  Operating                                                158          174
  General and administrative                                22           19
  Depreciation                                              99           94
  Property taxes                                            37           41
       Total expenses                                      316          328

Equity in net income of joint venture                        2            4

Net income                                              $  135       $  106

Net income allocated to general partner (1%)            $    1       $    1
Net income allocated to limited partners (99%)             134          105

                                                        $  135       $  106

Net income per limited partnership unit                 $ 2.19       $ 1.72

Distributions per limited partnership unit              $ 2.50       $ 2.50

                See Accompanying Notes to Financial Statements

c)
                       UNITED INVESTORS INCOME PROPERTIES

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                        Limited
                                      Partnership    General      Limited
                                         Units      Partner's    Partners'       Total
Original capital contributions         61,063       $    --      $15,266      $15,266

Partners' (deficit) capital at
  December 31, 1997                    61,063       $   (24)     $10,881      $10,857

Partners' distributions                    --            (1)        (153)        (154)

Net income for the three months
  ended March 31, 1998                     --             1          134          135

Partners' (deficit) capital at
  March 31, 1998                       61,063       $   (24)     $10,862      $10,838

                See Accompanying Notes to Financial Statements

d)
                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Three Months Ended
                                                                March 31,
                                                           1998         1997
Cash flows from operating activities:
    Net income                                            $  135       $  106
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Equity in net income of joint venture                   (2)          (4)
      Depreciation                                            99           94
      Amortization of lease commissions                        2            2
      Change in accounts:
        Receivables and deposits                             (26)         (36)
        Other assets                                          18           14
        Accounts payable                                      (3)           7
        Tenant security deposit liabilities                    2            2
        Accrued property taxes                                24           24
        Other liabilities                                    (11)          (1)

         Net cash provided by operating activities           238          208

Cash flows from investing activities:
    Property improvements and replacements                   (40)         (23)
    Distributions from joint venture                          --           47

         Net cash (used in) provided by
           investing activities                              (40)          24

Cash flows from financing activities:
    Partners' distributions                                 (154)        (154)

         Net cash used in financing activities              (154)        (154)

Net increase in cash and cash equivalents                     44           78

Cash and cash equivalents at beginning of period             728          633

Cash and cash equivalents at end of period                $  772       $  711

                See Accompanying Notes to Financial Statements

e)
                        UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Prior to February 25, 1998, the General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the General Partner is now a wholly-owned subsidiary of IPT. The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to affiliates of the General Partner for the three months ended March 31, 1998 and 1997 (in thousands):

                                                              1998     1997
Property management fees (included in operating
  expenses)                                                   $ 21     $ 20
Reimbursement for services of affiliates (included in
   general and administrative and operating expenses)            8        9

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE D - INVESTMENT IN CORINTH SQUARE JOINT VENTURE

The Partnership owns a 35% interest in Corinth, a joint venture with United Investors Income Properties II, an affiliated partnership, in which the General Partner is also the sole general partner. Corinth is accounted for using the equity method of accounting (see Note B).

The condensed balance sheet of Corinth at March 31, 1998, is summarized as follows (in thousands):


  Assets
  Commercial property, net                     $1,701
  Other assets                                    126
  Total                                        $1,827

  Liabilities and Partners' Capital
  Liabilities                                  $   54
  Partners' capital                             1,773
  Total                                        $1,827

Condensed statements of operations of Corinth for the three months ended March 31, 1998 and 1997, are as follows (in thousands):


                                    1998          1997

  Revenue                        $   89        $    82
  Costs and expenses                 85             68
  Net income                     $    4        $    14


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes and a commercial office building. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 1998 and 1997:

                                                 Average
                                                Occupancy
Property                                   1998            1997

Bronson Place Apartments
 Mountlake Terrace, Washington             96%             95%

Meadow Wood Apartments
 Medford, Oregon                           83%             90%

Defoors Crossing Apartments
  Atlanta, Georgia                         92%             87%

Peachtree Corners Medical Building
  Atlanta, Georgia                         74%             74%


The General Partner attributes the decreased occupancy at Meadow Wood Apartments to softening market conditions. Beginning in the fourth quarter of 1997, rents were decreased on one bedroom units, which suffered the highest vacancy. As a result, physical occupancy had increased to 92% by the end of April. The increase in occupancy at DeFoors Crossing is a result of favorable local market conditions and the use of concessions. Management continues to monitor and adjust rental rates at all properties to maximize total revenue.

The Partnership realized net income of $135,000 for the three month period ended March 31, 1998, compared to net income of $106,000 for the three month period ended March 31, 1997. The increase in net income is primarily attributable to increased rental income and decreased operating expenses. Rental income increased as a result of increased rental rates at Bronson Place and increased occupancy at DeFoors Crossing. The decreased operating expense was primarily due to reduced normal maintenance expenses at Bronson Place. Also contributing to the decrease in operating expense was a decrease in major repairs and maintenance. Included in operating expense for the three month period ended March 31, 1997 is approximately $4,000 of major repairs and maintenance comprised primarily of swimming pool repairs. No major repairs and maintenance expenses were incurred during the three month period ended March 31, 1998.

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

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $772,000 compared to approximately $711,000 at March 31, 1997.
The net increase in cash and cash equivalents for the three month period ended March 31, 1998 was $44,000 compared to $78,000 for the three month period ended March 31, 1997. Net cash provided by operating activities increased due to the increased revenues and decreased operating expenses for the three month period ended March 31, 1998, as discussed above. Net cash used in investing activities increased primarily due to distributions being received from the joint venture during 1997. Net cash used in financing activities remained constant.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Distributions to partners of $154,000 were made during the three month periods ended March 31, 1998 and 1997. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. The General Partner anticipates that the Partnership will continue to make cash distributions as property operations permit throughout 1998.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



                            PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


       a) Exhibit 27 - Financial Data Schedule, is filed as an exhibit to this report.

       b)   Reports on Form 8-K:

            None filed during the quarter ended March 31, 1998.


                                     SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      UNITED INVESTORS INCOME PROPERTIES

                      By:  United Investors Real Estate, Inc.
                           Its General Partner


                      By:  /s/ Carroll D. Vinson
                           Carroll D. Vinson
                           President and Director


                      By:  /s/ Robert D. Long, Jr.
                           Robert D. Long, Jr.
                           Vice President and Chief Accounting
                           Officer

                      Date: May 14, 1998