Form 10QSB
period 1998-06-30
UNITED INVESTORS INCOME PROPERTIES
filed 1998-08-13
CIK 830056

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


                  For the quarterly period ended June 30, 1998


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


ITEM 1.   FINANCIAL STATEMENTS

a)
                       UNITED INVESTORS INCOME PROPERTIES

                                 BALANCE SHEET
                                  (Unaudited)

                                 June 30, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                            $   739
  Receivables and deposits                                 214
  Other assets                                              62
  Investment properties:
     Land                                    $ 1,862
     Buildings and related personal property  10,578
                                              12,440
     Less accumulated depreciation            (3,196)    9,244

  Investment in joint venture                              627

                                                       $10,886

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                     $    13
  Tenant security deposit liabilities                       54
  Accrued property taxes                                    27
  Other liabilities                                         38

Partners' Capital (Deficit)
  General partner's                          $   (25)
  Limited partners' (61,063 units             10,779    10,754
     issued and outstanding)
                                                       $10,886

                 See Accompanying Notes to Financial Statements


b)
                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                           Three Months Ended   Six Months Ended
                                June 30,            June 30,
                            1998      1997      1998      1997
Revenues
  Rental income            $ 455     $ 432     $ 876     $ 840
  Other income                32        29        60        51
       Total revenues        487       461       936       891

Expenses:
  Operating                  264       172       422       346
  General and administrati    23        22        45        41
  Depreciation                99        94       198       188
  Property taxes              37        42        74        83
       Total expenses        423       330       739       658

Equity in income of
  joint venture                6         9         8        13

Net income                 $  70     $ 140     $ 205     $ 246

Net income allocated to
   general partner (1%)    $   1     $   1     $   2     $   2

Net income allocated to
   limited partners (99%)     69       139       203       244

                           $  70     $ 140     $ 205     $ 246

Net income per
   partnership unit        $1.13     $2.28     $3.32     $4.00

Distributions per limited
   partnership unit        $2.49     $2.49     $4.99     $4.99

                  See Accompanying Notes to Financial Statements


c)
                       UNITED INVESTORS INCOME PROPERTIES

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership  General   Limited
                                    Units    Partner's Partners'   Total

Original capital contributions    61,063     $    --   $15,266    $15,266

Partners' (deficit) capital at
  December 31, 1997               61,063     $   (24)  $10,881    $10,857

Partners' distributions               --          (3)     (305)      (308)

Net income for the six months
  ended June 30, 1998                 --           2       203        205

Partners' (deficit) capital at
  June 30, 1998                   61,063     $   (25)  $10,779    $10,754

                 See Accompanying Notes to Financial Statements


d)
                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                  Six Months Ended
                                                       June 30,
                                                   1998      1997
Cash flows from operating activities:
   Net income                                     $ 205     $ 246
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Equity in net income of joint venture             (8)      (13)
   Depreciation                                     198       188
   Amortization of lease commissions                  3         3
   Change in accounts:
       Receivables and deposits                     (58)      (52)
       Other assets                                  30        15
       Accounts payable                               1        (9)
       Tenant security deposit liabilities            3         7
       Accrued property taxes                        27        29
       Other liabilities                             (8)        3

   Net cash provided by operating activities        393       417

Cash flows from investing activities:
   Property improvements and replacements           (74)      (65)
   Distributions from joint venture                  --        58

   Net cash used in investing activities            (74)       (7)

Cash flows from financing activities:
   Partners' distributions                         (308)     (308)

   Net cash used in financing activities           (308)     (308)

Net increase in cash and cash equivalents            11       102

Cash and cash equivalents at beginning of period    728       633

Cash and cash equivalents at end of period        $ 739     $ 735

                 See Accompanying Notes to Financial Statements

e)
                        UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - INVESTMENT IN JOINT VENTURE

The Partnership owns a 35% interest in Corinth Square ("Corinth"), a joint venture with United Investors Income Properties II, an affiliated partnership in which the General Partner is also the sole general partner. The joint venture owns a 24,000 square foot medical office building located in Prairie Village, Kansas. The Partnership reflects its interest in its joint venture property utilizing the equity method, whereby the original investment is increased by advances to the joint venture and by the Partnership's share of the earnings of the joint venture. The investment is decreased by distributions from the joint venture and by the Partnership's share of losses of the joint venture (see "Note D").

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

The following payments were made to affiliates of the General Partner for the six months ended June 30, 1998 and 1997 (in thousands):

                                                       1998      1997
Property management fees (included in operating
  expenses)                                            $ 44      $ 42
Reimbursement for services of affiliates (included in
   general and administrative expenses)                  18        16

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE D - INVESTMENT IN CORINTH SQUARE JOINT VENTURE

The Partnership owns a 35% interest in Corinth, a joint venture with United Investors Income Properties II, an affiliated partnership, in which the General Partner is also the sole general partner. Corinth is accounted for using the equity method of accounting (see "Note B").

The condensed balance sheet of Corinth at June 30, 1998, is summarized as follows (in thousands):


  Assets
  Commercial property, net           $1,736
  Other assets                          117
  Total                              $1,853

  Liabilities and Partners' Capital
  Liabilities                        $   62
  Partners' capital                   1,791
  Total                              $1,853

Condensed statements of operations of Corinth for the six months ended June 30, 1998 and 1997, are as follows (in thousands):


                            1998       1997
  Revenue                 $  188     $  166
  Costs and expenses         166        129
  Net income              $   22     $   37


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes and a commercial office building. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 1998 and 1997:

                                        Average
                                       Occupancy
Property                           1998         1997

Bronson Place Apartments
 Mountlake Terrace, Washington     95%          95%

Meadow Wood Apartments
 Medford, Oregon                   88%          91%

Defoors Crossing Apartments
  Atlanta, Georgia                 92%          92%

Peachtree Corners Medical Building
  Atlanta, Georgia                 74%          74%

The General Partner attributes the decreased occupancy at Meadow Wood Apartments to softening market conditions. Beginning in the fourth quarter of 1997, rents were reduced on one bedroom units, which suffered the highest vacancy. As a result, physical occupancy had increased to 95% by the end of July. Management continues to monitor and adjust rental rates at all properties to maximize total revenue.

The Partnership realized net income of $205,000 for the six month period ended June 30, 1998, compared to net income of $246,000 for the six month period ended June 30, 1997. The Partnership's net income for the three months ended June 30, 1998 was approximately $70,000 compared to net income of approximately $140,000 for the three months ended June 30, 1997. The decrease in net income is primarily attributable to increased operating expense partially offset by increased rental income. The increase in operating expense was primarily due to increased major repairs and maintenance expenses. Included in operating expense are approximately $76,000 and $5,000 of major repairs and maintenance for the six months ending June 30, 1998 and 1997, respectively. The major repairs and maintenance items for 1998 are comprised primarily of deck repairs, landscaping, and repairs at Peachtree Corners caused by storm damage during the second quarter of 1998. The General Partner expects the Partnership to be reimbursed by the insurance company during the third quarter of 1998 for costs paid by the Partnership during the three months ended June 30, 1998, which will reduce the casualty's negative impact on income. The 1997 major repair and maintenance items are comprised primarily of swimming pool repairs. The increase in operating expense was partially offset by rental income, which increased due to rental rate increases, primarily at Bronson Place, which were partially offset by reduced occupancy at Meadow Wood.

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

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $739,000 compared to approximately $735,000 at June 30, 1997. The net increase in cash and cash equivalents for the six month period ended June 30, 1998 was $11,000 compared to $102,000 for the six month period ended June 30, 1997. Net cash provided by operating activities decreased due to the increased operating expenses partially offset by increased rental income for the six month period ended June 30, 1998, as discussed above. Net cash used in investing activities increased primarily due to a lack of distributions from the joint venture during 1998. Net cash used in financing activities remained constant.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Distributions to partners of $308,000 were made during the six month periods ended June 30, 1998 and 1997. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. The General Partner anticipates that the Partnership will continue to make cash distributions as property operations permit throughout 1998.

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


       a)    Exhibits:

             Exhibit 27 - Financial Data Schedule, is filed as an exhibit to this report.

       b)    Reports on Form 8-K:

             None filed during the quarter ended June 30, 1998.



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


                               Date: August 13, 1998