Form 10QSB
period 1998-09-30
UNITED INVESTORS INCOME PROPERTIES
filed 1998-11-12
CIK 830056

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P.O. Box 1089
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


ITEM 1.   FINANCIAL STATEMENTS

a)
                       UNITED INVESTORS INCOME PROPERTIES

                                 BALANCE SHEET
                                  (Unaudited)

                               September 30, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                            $   883
  Receivables and deposits                                 193
  Other assets                                              71
  Investment properties:
     Land                                    $ 1,862
     Buildings and related personal property  10,622
                                              12,484
     Less accumulated depreciation            (3,298)    9,186

  Investment in joint venture                              634

                                                       $10,967

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                     $    15
  Tenant security deposit liabilities                       58
  Accrued property taxes                                    28
  Other liabilities                                         39

Partners' Capital (Deficit)
  General partner's                          $   (25)
  Limited partners' (61,063 units             10,852    10,827
     issued and outstanding)
                                                       $10,967

                 See Accompanying Notes to Financial Statements


b)
                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                             Three Months Ended   Nine Months Ended
                                September 30,       September 30,
                               1998      1997      1998      1997
Revenues
  Rental income               $  445    $  444    $1,321    $1,284
  Other income                    29        25        89        76
       Total revenues            474       469     1,410     1,360

Expenses:
  Operating                       94       190       516       536
  General and administrative      20        23        65        64
  Depreciation                   102        98       300       286
  Property taxes                  38        35       112       118
       Total expenses            254       346       993     1,004

Equity in income of
  joint venture                    7         4        15        17

Net income                    $  227    $  127    $  432    $  373

Net income allocated to
  general partner (1%)        $    2    $    1    $    4    $    4

Net income allocated to
  limited partners (99%)         225       126       428       369
                              $  227    $  127    $  432    $  373

Net income per
  partnership unit            $ 3.68    $ 2.06    $ 7.01    $ 6.04

Distributions per limited
  partnership unit            $ 2.50    $ 2.50    $ 7.50    $ 7.50

                  See Accompanying Notes to Financial Statements


c)
                       UNITED INVESTORS INCOME PROPERTIES

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership General   Limited
                                   Units    Partner's Partners'   Total


Original capital contributions    61,063     $    --   $15,266    $15,266

Partners' (deficit) capital at
  December 31, 1997               61,063     $   (24)  $10,881    $10,857

Partners' distributions               --          (5)     (457)      (462)

Net income for the nine months
  ended September 30, 1998            --           4       428        432

Partners' (deficit) capital at
  September 30, 1998              61,063     $   (25)  $10,852    $10,827

                 See Accompanying Notes to Financial Statements


d)
                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                 Nine Months Ended
                                                   September 30,
                                                   1998      1997
Cash flows from operating activities:
   Net income                                     $ 432     $ 373
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Equity in net income of joint venture            (15)      (17)
   Depreciation                                     300       286
   Amortization of lease commissions                  5         5
   Change in accounts:
       Receivables and deposits                     (37)      (87)
       Other assets                                  19        15
       Accounts payable                               3         3
       Tenant security deposit liabilities            7         4
       Accrued property taxes                        28        32
       Other liabilities                             (7)       13

   Net cash provided by operating activities        735       627

Cash flows from investing activities:
   Property improvements and replacements          (118)     (139)
   Distributions from joint venture                  --        65

   Net cash used in investing activities           (118)      (74)

Cash flows from financing activities:
   Partners' distributions                         (462)     (462)

   Net cash used in financing activities           (462)     (462)

Net increase in cash and cash equivalents           155        91

Cash and cash equivalents at beginning of period    728       633

Cash and cash equivalents at end of period        $ 883     $ 724

                 See Accompanying Notes to Financial Statements


e)
                        UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, a wholly-owned subsidiary of Insignia Properties Trust ("IPT") (see "Note E") all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - INVESTMENT IN JOINT VENTURE

The Partnership owns a 35% interest in Corinth Square ("Corinth"), a joint venture with United Investors Income Properties II, an affiliated partnership in which the General Partner is also the sole general partner. The joint venture owns a 24,000 square foot medical office building located in Prairie Village, Kansas. The Partnership reflects its interest in its joint venture property utilizing the equity method (see "Note D").

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to affiliates of the General Partner for the nine months ended September 30, 1998 and 1997:

                                                       1998    1997
                                                      (in thousands)
Property management fees (included in operating
 expenses)                                             $ 67    $ 64
Reimbursement for services of affiliates (included in
 general and administrative and operating expenses)      28      30

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

The condensed balance sheet of Corinth at September 30, 1998, is summarized as follows (in thousands):


  Assets
  Commercial property, net           $1,722
  Other assets                          142
  Total                              $1,864

  Liabilities and Partners' Capital
  Liabilities                        $   53
  Partners' capital                   1,811
  Total                              $1,864

Condensed statements of operations of Corinth for the nine months ended September 30, 1998 and 1997, are as follows (in thousands):


                            1998       1997
  Revenue                 $  283     $  256
  Costs and expenses         241        207
  Net income              $   42     $   49

NOTE E - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner of the Partnership. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three apartment complexes and a commercial office building. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 1998 and 1997:

                                Average Occupancy
Property                          1998     1997

Bronson Place Apartments
 Mountlake Terrace, Washington    95%      96%

Meadow Wood Apartments
 Medford, Oregon                  90%      92%

Defoors Crossing Apartments
  Atlanta, Georgia                92%      94%

Peachtree Corners Medical Building
  Atlanta, Georgia                74%      74%

The Partnership realized net income of $432,000 for the nine month period ended September 30, 1998, compared to net income of $373,000 for the nine month period ended September 30, 1997. The Partnership's net income for the three months ended September 30, 1998 was approximately $227,000 compared to net income of approximately $127,000 for the three months ended September 30, 1997. The increase in net income for the comparable nine month periods is primarily attributable to increased rental income and decreased operating expenses.
Rental income increased primarily due to rental rate increases at Bronson Place, which were partially offset by reduced rental revenue at DeFoors Crossing and Peachtree Corners. The decrease in operating expenses is primarily due to approximately $119,000 of insurance proceeds received as a result of storm damage during the second quarter at Peachtree Corners. This was partially offset by approximately $92,000 of related insurance damage expenses incurred during the first nine months of 1998. All storm damages had been repaired and all insurance proceeds received as of September 30, 1998.

Included in operating expenses are approximately $28,000 and $10,000 of major repairs and maintenance for the nine months ending September 30, 1998 and 1997, respectively. The major repairs and maintenance items for 1998 are comprised primarily of deck repairs and landscaping. The 1997 major repairs and maintenance items are comprised primarily of exterior building repairs and swimming pool repairs.

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

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $883,000 compared to approximately $724,000 at September 30, 1997. The net increase in cash and cash equivalents for the nine month period ended September 30, 1998 was $155,000 compared to $91,000 for the nine month period ended September 30, 1997. Net cash provided by operating activities increased primarily due to the increased net income for the nine month period ended September 30, 1998, as discussed above. In addition, cash used for receivables and deposits decreased for the nine months ended September 30, 1998. Net cash used in investing activities increased primarily due to a lack of distributions from the joint venture during 1998. Net cash used in financing activities remained constant.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term. Distributions to partners of $462,000 were made during the nine month periods ended September 30, 1998 and 1997. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. The Partnership's future distribution policy will be reviewed on a quarterly basis. There can be no assurance that the Partnership will make further cash distributions in 1998 or any future years.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger.
As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse effect upon the operations of the Partnership.

Risk Associated with the Year 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner  is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

       b) Reports on Form 8-K:

          A Form 8-K dated September 23, 1998 (amended October 27, 1998) was filed reporting the change in the Partnership's accounatants.


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


                               UNITED INVESTORS INCOME PROPERTIES

                               By: United Investors Real Estate, Inc.
                                   Its General Partner


                               By: /s/Patrick Foye
                                   Patrick Foye
                                   Executive Vice President


                               By: /s/Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting
                                   (Duly Authorized Officer)


                               Date: November 12, 1998