Form 10KSB
period 1998-12-31
UNITED INVESTORS INCOME PROPERTIES
filed 1999-03-31
CIK 830056

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)

                                  FORM 10-KSB

(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                   For the transition period from          to
                                                 ----------

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

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
                                      ----

         Securities registered under Section 12(g) of the Exchange Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $1,886,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

United Investors Income Properties (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri on June 23, 1988. The Partnership is governed by an Agreement of Limited Partnership dated July 27, 1988. United Investors Real Estate, Inc., a Delaware corporation, is the sole general partner ("UIRE" or the "General Partner") of the Partnership. UIRE was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), a subsidiary of Apartment Investment and Management Company ("AIMCO"). Thus the General Partner is now wholly-owned by AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2018 unless terminated prior to such date.

Commencing on or about May 4, 1988, the Partnership offered pursuant to a Registration Statement filed with the Securities and Exchange Commission ("SEC") up to a maximum of 80,000 units of limited partnership interest (the "Units") at $250 per Unit with a minimum required purchase of eight Units or $2,000 (four Units or $1,000 for an Individual Retirement Account). The offering of Units terminated May 4, 1990. Upon termination of the offering, the Partnership had accepted subscriptions for 61,063 Units resulting in gross offering proceeds of approximately $15,266,000. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions. The Partnership is engaged in the business of acquiring and operating multifamily residential and commercial properties and other income producing real estate. The Partnership has acquired three multifamily residential properties, a medical office building, and an interest in a joint venture which owns a medical office building. These properties are further described in "Item 2. Description of Properties" below.

The General Partner of the Registrant intends to maximize the operating results and, ultimately, the net realizable value of each of the Registrant's properties in order to achieve the best possible return for the investors. Such results may best be achieved by holding and operating the property or through property sales or exchanges, refinancing, debt restructurings or relinquishment of the assets. The Registrant intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of its assets.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services. Effective October 1, 1998, property management services at the Partnership's commercial property were provided by an unrelated party.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential and commercial properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for apartment and commercial properties owned by the Registrant and the rents that may be charged for such properties. While the General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments and commercial space is local.
In addition, various limited partnerships have been formed by the General Partner and/or their affiliates to engage in business which may be competitive with the Registrant.
Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases, environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control
-------------------

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES
         -------------------------

The following table sets forth the Partnership's investments in properties:


                                Date of

Property                        Purchase Type of Ownership(1)   Use
 --------                        -------- -----------------      ---


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

  Atlanta, GA                                                 60 units


Meadow Wood Apartments          10/02/89      Fee simple      Apartment

  Medford, OR                                                 85 units


Peachtree Corners Medical Bldg. 06/01/90      Fee simple      Medical Office

  Atlanta, GA                                                  Building

                                                              13,000 sq. ft.

Joint Venture Property
 ----------------------


Corinth Square Professional     10/01/90 Joint Venture;       Medical Office

  Building,                              Partnership owns a    Building

  Prairie Village, Kansas                35% interest         23,000 sq. ft.


(1)  None of the Partnership's properties are encumbered by mortgage financing.

SCHEDULE OF PROPERTIES:
----------------------

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                   Gross

                  Carrying Accumulated    Useful               Federal

Property           Value   Depreciation    life    Method     Tax Basis
 --------           -----   ------------    ----    ------     ---------

                     (in thousands)                         (in thousands)


Bronson Place     $ 3,543    $ 1,090     5-40 yrs    S/L       $ 2,388

Defoors Crossing    3,372        904     5-40 yrs    S/L         2,453

Meadow Wood         3,688        996     5-40 yrs    S/L         2,657

Peachtree Corners   1,910        410    15-40 yrs    S/L         1,653
                    ------     ------                             -----

 Totals           $12,513   $ 3,400                           $ 9,151
                   =======    ======                            ======


See "Note A" of the financial statements in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.
SCHEDULE OF RENTAL RATES AND OCCUPANCY:
--------------------------------------

Average annual rental rates and occupancy for 1998 and 1997 for each property:


                                 Average Annual              Average Annual

                                  Rental Rates                  Occupancy
                                   ------------                  ---------

                             1998              1997           1998      1997
                              ----              ----           ----      ----


Bronson Place          $ 8,911/per unit $ 8,189/per unit       95%      95%

Defoors Crossing         9,158/per unit   8,730/per unit       92%      95%

Meadow Wood              7,132/per unit   7,005/per unit       89%      89%

Peachtree Corners       13.49/per sq.ft. 13.71/per sq.ft.      74%      74%


The General Partner attributes the decrease in occupancy at Defoors Crossing to a softening in rental market conditions.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the localities in which they operate. The General Partner believes that all of the properties are adequately insured. Each residential property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space (See "Notes A and E" of the financial statements in "Item 7. Financial Statements" for information about the commercial leases). All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.
The following is a schedule of the lease expirations at Peachtree Corners Medical Building for the years 1999-2008:


                   Number of                                      % of Gross

                  Expirations     Square Feet     Annual Rent     Annual Rent
                   -----------     -----------     -----------     -----------

                                                (in thousands)

1999-2001              0                --      $ --                   --

2002                   1             1,967        28                 21.0%

2003                   1             3,738        54                 40.2%

2004                   0                --        --                   --

2005                   1             3,521        52                 38.9%

2006-2008              0                --        --                   --


The following schedule reflects information on tenants leasing 10% or more of the leasable square footage for Peachtree Corners Medical Building.

                         Square Footage    Annual rent per         Lease
  Nature of Business         Leased          Square Foot         Expiration
  ------------------         ------          -----------         ----------

   Medical Offices           1,967              $14.40            02/28/02
   Medical Offices           3,738               14.50            03/30/03
   Medical Offices           3,521               14.89            07/21/05
SCHEDULE OF REAL ESTATE TAXES AND RATES:
---------------------------------------

Real estate taxes and effective rates in 1998 for each property were:


                              1998            1998

                             Billing          Rate
                              -------          ----

                         (in thousands)

Bronson Place               $ 39             1.28%

Defoors Crossing              38             1.97%

Meadow Wood                   52             1.41%

Peachtree Corners             13             1.38%


CAPITAL IMPROVEMENTS:
 --------------------

Bronson Place
-------------

In 1998, the Partnership spent approximately $71,000 on capital improvements at Bronson Place Apartments, primarily consisting of balcony and carpet replacements. These improvements were funded from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $68,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $76,000 for 1999 at this property consisting primarily of carpet and vinyl replacements.

Defoors Crossing
----------------
In 1998, the Partnership spent approximately $13,000 on capital improvements at Defoors Crossing Apartments, primarily consisting of carpet and vinyl replacements and appliances. These improvements were funded from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $78,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $94,000 for 1999 at this property consisting primarily of carpet and vinyl replacements, landscaping, signage and parking lot repairs.

Meadow Wood
-----------

In 1998, the Partnership spent approximately $44,000 on capital improvements at Meadow Wood Apartments, primarily consisting of carpet and vinyl replacements, appliances, and roof replacements. These improvements were funded from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $99,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $112,000 for 1999 at this property consisting primarily of parking lot improvements, carpet and vinyl replacements and appliances.
Peachtree Medical Building
--------------------------

In 1998, the Partnership spent approximately $19,000 on capital improvements at Peachtree Medical Building, which consisted of roof replacement. These improvements were funded from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $86,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, approximately $43,000 in tenant improvements for 1999.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

During the quarter ended December 31, 1998, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS
         ---------------------------------------------------------

The Partnership, a publicly-held limited partnership, offered 80,000 and sold 61,063 Limited Partnership Units during its offering period through May 4, 1990, aggregating approximately $15,266,000. The Partnership currently has 61,063 Limited Partnership Units outstanding and 1,888 holders of record. Affiliates of the General Partner owned 950 Units or 1.556% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership made distributions of cash generated from operations of approximately $617,000 ($10.01 per limited partnership unit) during each of the years ended December 31, 1998 and 1997. Subsequent to the Partnership's fiscal year-end, a distribution of cash generated from operations of approximately $154,000 ($2.50 per limited partnership unit) was paid during March 1999.
Future cash distributions will depend on the levels of net cash from operations, financing, property sales, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

RESULTS OF OPERATIONS
---------------------

The Partnership realized net income of approximately $566,000 for the year ended December 31, 1998, compared to net income of approximately $472,000 for the year ended December 31, 1997 (See "Note F" for a reconciliation of these amounts to the Registrant's Federal taxable income). The increase in net income was due to an increase in total revenue and a decrease in total expenses. The increase in revenue is attributable to increased rental income and other income. Rental income increased due to increased rental rates at the three residential properties which were partially offset by the lower occupancy at Defoors Crossing, increased concession costs at Defoors Crossing in an attempt to reverse the occupancy decline, and lower average rental rates at Peachtree Corners. Other income increased due to increased tenant charges and higher average cash balances during 1998 leading to increased interest income. The decrease in total expenses is primarily due to reduced maintenance expenses due to approximately $119,000 of insurance proceeds received as a result of storm damage during the second quarter of 1998 at Peachtree Corners. This was partially offset by approximately $101,000 of related insurance damage expenses incurred during the year ended December 31, 1998. All storm damages have been repaired and all insurance proceeds received as of December 31, 1998.

General and administrative expenses increased slightly over the prior year. Included in general and administrative expenses at both December 31, 1998 and 1997 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources
-------------------------------

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $928,000 compared to approximately $728,000 at December 31, 1997. The increase in cash and cash equivalents is due to approximately $964,000 of cash provided by operating activities, which was partially offset by approximately $147,000 of cash used in investing activities and approximately $617,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of distributions paid to the Registrant's partners. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Partnership has budgeted, but is not limited to, approximately $282,000 in capital improvements for all the Registrant's residential properties in 1999. Also, the Partnership has budgeted approximately $43,000 in tenant improvements at the Registrant's commercial property. Budgeted capital improvements at Bronson Place include carpet and vinyl replacement. Budgeted capital improvements at Defoors Crossing include carpet and vinyl replacement, landscaping, signage and parking lot repairs. Budgeted capital improvements at Meadow Wood include parking lot improvements, carpet and vinyl replacement and appliances. Budgeted capital improvements at Peachtree Medical are for tenant improvements. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital and tenant improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership made distributions of cash generated from operations of approximately $617,000 during each of the years ended December 31, 1998 and 1997. The Partnership's distribution policy will be reviewed on a quarterly basis. Subsequent to the Partnership's fiscal year-end, a distribution of cash generated from operations of approximately $154,000 was paid during March 1999. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners in 1999 or subsequent periods.

Year 2000
---------

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:
The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------


UNITED INVESTORS INCOME PROPERTIES

LIST OF FINANCIAL STATEMENTS


Independent Auditors' Reports

Balance Sheet - December 31, 1998

Statements of Operations - Years ended December 31, 1998 and 1997

Statements of Changes in Partners' Capital (Deficit) - Years ended December 31,
    1998 and 1997

Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Financial Statements



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Partners
United Investors Income Properties
(a Missouri Limited Partnership)


We have audited the accompanying balance sheet of United Investors Income Properties (A Missouri Limited Partnership) ("the "Partnership") as of December 31, 1998, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP
Greenville, South Carolina
February 18, 1999



                          INDEPENDENT AUDITORS' REPORT



The Partners
United Investors Income Properties
(A Missouri Limited Partnership)


We have audited the accompanying statements of operations, changes in partners' capital (deficit) and cash flows of United Investors Income Properties (A Missouri Limited Partnership) ("the Partnership") for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Greenville, South Carolina
February 17, 1998




                       UNITED INVESTORS INCOME PROPERTIES

                                 BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998






Assets

  Cash and cash equivalents                                      $   928

  Receivables and deposits                                           174

  Other assets                                                        90

  Investment properties (Note G):

     Land                                         $ 1,862

     Buildings and related personal property       10,651
                                                    ------

                                                   12,513

     Less accumulated depreciation                 (3,400)         9,113
                                                    ------


  Investment in joint venture (Note C)                               639
                                                                  ------


                                                                 $10,944
                                                                  ======

Liabilities and Partners' Capital (Deficit)


Liabilities

  Accounts payable                                               $    25

  Tenant security deposit liabilities                                 59

  Other liabilities                                                   47

  Accrued property taxes                                               7


Partners' (Deficit) Capital

  General partner's                               $   (24)

  Limited partners' (61,063 units

     issued and outstanding)                       10,830         10,806
                                                    ------         ------


                                                                 $10,944
                                                                  ======

                 See Accompanying Notes to Financial Statements
                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)





                                                 Years Ended December 31,

                                                    1998        1997
                                                     ----        ----

Revenues:

    Rental income                                   $ 1,774     $ 1,705

    Other income                                        112          97
                                                      ------      ------

       Total revenues                                 1,886       1,802
                                                      ------      ------


Expenses:

    Operating                                           706         734

    General and administrative                           85          79

    Depreciation                                        402         385

    Property taxes                                      147         152
                                                      ------      ------

       Total expenses                                 1,340       1,350
                                                      ------      ------


Equity in net income of joint venture (Note C)           20          20
                                                     ------      ------


Net income                                          $   566     $   472
                                                     ======      ======




Net income allocated to general partner (1%)        $     6     $     5

Net income allocated to limited partners (99%)          560         467
                                                      ------      ------


                                                    $   566     $   472
                                                     ======      ======


Net income per limited partnership unit             $  9.17     $  7.65
                                                     ======      ======


Distributions per limited partner unit              $ 10.01     $ 10.01
                                                     ======      ======

                 See Accompanying Notes to Financial Statements
                       UNITED INVESTORS INCOME PROPERTIES

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)





                                 Limited

                               Partnership  General     Limited

                                  Units    Partner's   Partners'      Total
                                   -----    ---------   ---------      -----


Original capital contributions   61,063     $    --      $15,266     $15,266
                                 ======      ======       ======      ======


Partners' (deficit) capital at

  December 31, 1996              61,063     $   (23)     $11,025     $11,002


Partners' distributions              --          (6)        (611)       (617)


Net income for the year ended

  December 31, 1997                  --           5          467         472
                                  ------      ------       ------      ------


Partners' (deficit) capital at

  December 31, 1997              61,063         (24)      10,881      10,857


Partners' distributions              --          (6)        (611)       (617)


Net income for the year ended

  December 31, 1998                  --           6          560         566
                                  ------      ------       ------      ------


Partners' (deficit) capital at

  December 31, 1998              61,063    $   (24)     $10,830     $10,806
                                 =======     ======       ======      ======

                 See Accompanying Notes to Financial Statements
                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)





                                                      Years Ended December 31,

                                                           1998        1997
                                                            ----        ----

Cash flows from operating activities:

  Net income                                            $ 566       $ 472

  Adjustments to reconcile net income to

   net cash provided by operating activities:

    Equity in net income of joint venture                 (20)        (20)

    Depreciation                                          402         385

    Amortization of lease commissions                       7           7

    Change in accounts:

      Receivables and deposits                            (18)        (29)

      Other assets                                         (2)        (17)

      Accounts payable                                     13          (5)

      Tenant security deposit liabilities                   8           2

      Accrued property taxes                                7          --

      Other liabilities                                     1          24
                                                          ----        ----


        Net cash provided by operating activities         964         819
                                                         ----        ----


Cash flows used in investing activities:

  Property improvements and replacements                 (147)       (179)

  Distributions from joint venture                         --          72
                                                          ----        ----


        Net cash used in investing activities            (147)       (107)
                                                         ----        ----


Cash flows used in financing activities:

  Partners' distributions                                (617)       (617)
                                                          ----        ----


Net increase in cash and cash equivalents                 200          95


Cash and cash equivalents at beginning of year            728         633
                                                         ----        ----


Cash and cash equivalents at end of year                $ 928       $ 728
                                                         ====        ====

                 See Accompanying Notes to Financial Statements
                       UNITED INVESTORS INCOME PROPERTIES

                         Notes to Financial Statements

                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

Organization: United Investors Income Properties (the "Partnership" or
------------
"Registrant"), a Missouri Limited Partnership, was organized in June 1988, with the initial group of limited partners being admitted on July 27, 1988. Additional partners were admitted through May 1990. United Investors Real Estate, Inc., a Delaware Corporation, is the sole general partner ("UIRE" or the "General Partner") of the Partnership. UIRE was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), a subsidiary of Apartment Investment and Management Company ("AIMCO"). Thus, the General Partner is a subsidiary of AIMCO (See "Note B - Transfer of Control"). The Partnership Agreement states that the Partnership is to terminate on December 31, 2018, unless terminated prior to such date. As of December 31, 1998, the Partnership operates two residential properties in the northwest and one residential and one commercial property in the south.

Cash and cash equivalents: Cash and cash equivalents includes cash on hand and
-------------------------
in banks, money market funds, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Allocations of profits and losses: In accordance with the partnership agreement,
---------------------------------
all profits and losses are to be allocated 1% to the General Partner and 99% to the limited partners.

Tenant Security Deposits:  The Partnership requires security deposits from
------------------------
lessees for the duration of the lease, and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Income taxes:  For income tax purposes, the Partnership reports revenue and
------------
costs and expenses on the accrual method. No income tax provision has been shown in the accompanying statements of operations since the partners are taxed individually.

Investment Properties:  Investment properties consist of three apartment
---------------------
complexes and a medical office building, all of which are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were necessary for the years ended December 31, 1998 or 1997.


Depreciation:  Depreciation is provided by the straight-line method over the
 ------------
estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value
-----------------------------------
of Financial Instruments," as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short term maturity of these instruments.

Leases:  The Partnership leases its residential properties under short-term
------
operating leases. Lease terms are generally one year or less in duration. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.


The Partnership leases certain commercial space to tenants under various lease terms. For leases containing fixed rental increases during their term, rents are recognized on a straight-line basis over the terms of the leases. For all other leases, rents are recognized over the terms of the leases as earned.

Other Assets:  Included in other assets are deferred rental income and lease
------------
commissions. Lease commissions are deferred and amortized over the life of the related leases. At December 31, 1998, lease commissions of approximately $53,000, less accumulated amortization of approximately $20,000, are included in other assets.

Use of Estimates:  The preparation of financial statements in conformity with
----------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising:  The Partnership expenses the costs of advertising as incurred.
-----------
Advertising expense, included in operating expenses, was approximately $38,000 and $35,000 for the years ended December 31, 1998 and 1997, respectively.

Reclassifications:  Certain reclassifications have been made to the 1997
-----------------
information to conform to the 1998 presentation.


Segment Reporting:  In June 1997, the Financial Accounting Standards Board
 ------------------
issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (see "Note H" for detailed disclosure of the Partnership's segments).

NOTE B _ TRANSFER OF CONTROL
----------------------------

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - INVESTMENT IN JOINT VENTURE
------------------------------------

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

Condensed balance sheet information for Corinth at December 31, 1998, is as follows:


                                          December 31,

                                                1998
                                              -------

                                         (in thousands)

Assets
 ------

Commercial properties, net                   $1,708

Other assets                                    157
                                               -----

Total                                        $1,865
                                              =====-


Liabilities and Partners' Capital
---------------------------------

Liabilities                                  $   37

Partners' capital                             1,828
                                               -----

Total                                        $1,865
                                              =====-


Condensed statements of operations of Corinth for the years ended December 31, 1998 and 1997, are as follows:


                                       Years Ended December 31,

                                         1998          1997
                                          ----          ----

                                           (in thousands)


Revenue                                 $ 375          $ 355

Costs and Expenses                       (317)          (297)
                                          ----           ----

Net income                              $  58         $  58
                                         =====          ====


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES
 ---------------------------------------------

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services (based on a percentage of revenue) and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner in 1998 and 1997:


                                                 1998            1997
                                                  ----            ----

                                                     (in thousands)


  Property management fees (included in

    operating expenses)                           $ 88            $ 86

  Reimbursement for services of affiliates

    (included in general and administrative

    expenses and operating expenses) (1)            38              36


(1) Included in "Reimbursement for services of affiliates" for the year ended December 31, 1997, is approximately $1,000 in reimbursements for construction oversight costs. There were no reimbursements for construction oversight costs for the year ended December 31, 1998.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of the gross receipts from all of Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates $84,000 and $81,000 for the years ended December 31, 1998 and 1997, respectively. During the year ended December 31, 1997 and for the nine months ended September 30, 1998 affiliates of the General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial property as compensation for providing property management services. These services were performed by affiliates of the General Partner during 1997 and for the nine months ended September 30, 1998 and were $5,000 and $4,000, respectively. Effective October 1, 1998 (the effective date of the Insignia Merger (see "Note B")) these services for the commercial properties were provided by an unrelated party.


An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $38,000 and $36,000 for the years ended December 31, 1998 and 1997, respectively.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

NOTE E - OPERATING LEASES
-------------------------

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

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year, as of December 31, 1998, are as follows (in thousands):


        Years Ending December 31,
         -------------------------


                  1999                       $   132

                  2000                           137

                  2001                           141

                  2002                           120

                  2003                            72

               Thereafter                         81
                                               ------

                                             $   683
                                              ======-


NOTE F - INCOME TAXES
 ---------------------

The following is a reconciliation between net income as reported in the financial statements and Federal taxable income allocated to the partners in the Partnership's tax return for the years ended December 31, 1998 and 1997 (in thousands, except unit data):



                                                    1998          1997
                                                    ----          ----


Net income as reported                               $ 566         $ 472

Add (deduct):

  Deferred revenue and other

  liabilities                                           (2)            4

  Depreciation differences                              15            11

  Nondeductible reserves and allowances                 --             1

  Accrued expenses                                     (21)           18

  Deferred charges and other assets                     --           (13)
                                                       ----          ----


Federal taxable income                               $ 558         $ 493
                                                      ====          ====


Federal taxable income per limited


partnership unit                                     $9.05         $8.00
                                                      ====          ====


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 1998 (in thousands):


Net assets as reported                                   $10,806

Differences in basis of assets and liabilities:

  Deferred revenue and other liabilities                       7

  Accumulated depreciation                                    71

  Commercial property at cost                                139

  Deferred charges and other assets                          (30)

  Other                                                      (56)

  Syndication costs                                        1,902
                                                           ------


Net assets - tax basis                                   $12,839
                                                          ======


NOTE G - REAL ESTATE AND ACCUMULATED DEPRECIATION
 -------------------------------------------------


                                               Initial cost

                                                To Partnership
                                             ------------------


                                                 Buildings      Net Costs

                                                and Related    Capitalized

                                                  Personal    Subsequent to

Description                             Land      Property     Acquisition
 -----------                           ------      --------     -----------

                                         (in thousands)      (in thousands)


Bronson Place Apartments             $  501       $2,568        $  474


Defoors Crossing Apartments             520        2,480           372


Meadow Wood Apartments                  501        2,884           303


Peachtree Corners Medical Bldg.      $  340        1,396           174
                                      -----        -----          ----


   Totals                            $1,862       $9,328        $1,323
                                      =====        =====         =====





                             Gross Amount At Which Carried

                                 At December 31, 1998
                                  --------------------

                                    (in thousands)


                                   Buildings

                                      And

                                    Related

                                   Personal            Accumulated     Date of      Date   Depreciable-

Description                  Land  Property   Total    Depreciation  Construction Acquired  Life-Years
 -----------                  ----  --------   -----    ------------  ------------ --------  ----------

                                                      (in thousands)


Bronson Place Apartments    $  501   $ 3,042  $ 3,543    $1,090          1988     11/01/88     5-40


Defoors Crossing Apartments    520     2,852    3,372       904          1988     05/01/89     5-40


Meadow Wood Apartments         501     3,187    3,688       996          1988     10/02/89     5-40


Peachtree Corners              340     1,570    1,910       410          1989     06/01/90    15-40
                             -----    ------   ------     -----




Totals                      $1,862  $10,651  $12,513    $3,400
                             ======   ======   ======     =====




Reconciliation of "Real Estate and Accumulated Depreciation":


                                              Years Ended December 31,

                                               1998             1997
                                                ----             ----

                                                   (in thousands)

Investment Properties
 ---------------------

Balance at beginning of year                 $12,366         $12,187

  Property improvements                          147             179
                                               ------          ------

Balance at end of year                       $12,513        $12,366
                                              =======         ======


Accumulated Depreciation
------------------------

Balance at beginning of year                 $ 2,998         $ 2,613

  Amounts charged to expense                     402             385
                                               ------          ------

Balance at end of year                       $ 3,400        $ 2,998
                                              =======         ======


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is approximately $12,652,176 and $12,506,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is approximately $3,336,890 and $2,968,000.

NOTE H _ SEGMENT REPORTING
--------------------------


Description of the types of products and services from which the reportable
 ---------------------------------------------------------------------------
segment derives its revenue:  As defined by SFAS No. 131, "Disclosures about
---------------------------
Segments of an Enterprise and Related Information", the Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential segment consists of three apartment complexes located in Mountlake Terrace, Washington; Atlanta, Georgia and Medford, Oregon. The Partnership rents apartment units to people for terms that are typically twelve months or less. The commercial property segment consists of a medical complex located in Atlanta, Georgia. This property leases space to various medical practices at terms that range from seven to ten years.

Measurement of segment profit or loss:  The Partnership evaluates performance
-------------------------------------
based on net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segments:  The
------------------------------------------------------------------------
Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.


Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

 1998                               Residential Commercial    Other     Totals
 ----                               ----------- ----------    -----     ------

 Rental income                        $ 1,588     $   186     $    --  $ 1,774
 Other income                              84           1          27      112
 Depreciation                             338          64          --      402
 General and administrative expense        --          --          85       85
 Equity in income of joint venture         --          --          20       20
 Segment profit (loss)                    547          57         (38)     566
 Total assets                           7,920       1,625       1,399   10,944
 Capital expenditures for
   investment properties                  128          19          --      147

 1997                               Residential  Commercial   Other     Totals
 ----                               -----------  ----------   -----     ------

 Rental income                        $ 1,540     $   165      $   --  $ 1,705
 Other income                              70           2          25       97
 Depreciation                             322          63          --      385
 General and administrative expense        --          --          79       79
 Equity in income of joint venture         --          --          20       20
 Segment profit (loss)                    484          22         (34)     472
 Total assets                           8,015       1,640       1,311   10,966
 Capital expenditures for
   investment properties                  179           --          --     179

NOTE I - LEGAL PROCEEDINGS
--------------------------


The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
       FINANCIAL DISCLOSURE
       --------------------

Effective September 23, 1998, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche LLP ("Deloitte") and retained as its new Independent Auditors, KPMG Peat Marwick LLP. Deloitte's Independent Auditor's Report on the Registrant's financial statements for the calendar year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the General Partner's Directors. During the calendar year ended 1997 and through September 23, 1998, there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective September 23, 1998, the Registrant engaged KPMG Peat Marwick LLP as its Independent Auditors. During the last two calendar years and through September 23, 1998, the Registrant did not consult KPMG Peat Marwick LLP regarding any of the matters or events set forth in Item 304 (a) (2) (i) and
(ii) of Regulation S-B.




                                    PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE
       ------------------------------------------------------------------------
       WITH SECTION 16(A) OF THE EXCHANGE ACT
       --------------------------------------

United Investors Income Properties (the "Registrant" or the "Partnership") has no officers or directors. The names of the directors and executive officers of United Investors Real Estate, Inc. ("UIRE" or the "General Partner"), their ages and the nature of all positions with UIRE presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                  Age   Position
----                  ---   --------

Patrick J. Foye       41    Executive Vice President and Director

Timothy R. Garrick    42    Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.




Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

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




ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1998.

                                      Number of
              Entity                    Units        Percentage
              ------                    -----        ----------

United Investors Real Estate I           950            1.56%

United Investors Real Estate I is indirectly and ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General Partner. AIMCO and its affiliates currently own 1.556% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for the additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.




A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The General Partner received cash distributions from operations of approximately $6,000 for each of the years ended December 31, 1998 and 1997. For a description of the share of cash distributions from operations, if any, to which the general partner is entitled, reference is made to "Item 7. Financial Statements - Note A".



The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services (based on a percentage of revenue) and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner in 1998 and 1997:


                                                 1998            1997
                                                  ----            ----

                                                     (in thousands)


Property management fees                          $ 88            $ 86


Reimbursement for services of affiliates (1)        38              36


(1) Included in "Reimbursement for services of affiliates" for the year ended December 31, 1997, is approximately $1,000 in reimbursements for construction oversight costs. There were no reimbursements for construction oversight costs for the year ended December 31, 1998.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of the gross receipts from all of Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates $84,000 and $81,000 for the years ended December 31, 1998 and 1997, respectively. During the year ended December 31, 1997 and for the nine months ended September 30, 1998 affiliates of the General Partner were entitled to varying percentages of gross receipts from all the Registrant's commercial property as compensation for providing property management services. These services were performed by affiliates of the General Partner during 1997 and for the nine months ended September 30, 1998 and were $5,000 and $4,000, respectively. Effective October 1, 1998, these services for the commercial properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $38,000 and $36,000 for the years ended December 31, 1998 and 1997, respectively.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a) Exhibits:

    See Exhibit Index contained herein.

(b) Reports on Form 8-K filed in the fourth quarter of fiscal year 1998:

    Current Report on Form 8-K dated October 1, 1998 and filed October 16, 1998, disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.

    Current Report on Form 8-K dated September 23, 1998 and filed October 1, 1998 disclosing the dismissal of Deloitte & Touche LLP as the Registrant's Independent Accountant and the engagement of KPMG Peat Marwick LLP as the Registrant's new Independent Accountant.

    Current Report on Form 8-K/A dated September 23, 1998 and filed October 27, 1998 providing letter from the Registrant's former independent accountant regarding concurrence with statements made in this Current Report.



                                   SIGNATURES
                                   ----------


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                UNITED INVESTORS INCOME PROPERTIES

                                By: United Investors Real Estate, Inc.
                                    Its General Partner


                                By: /s/ Patrick J. Foye
                                    -----------------------------
                                    Patrick J. Foye
                                    Executive Vice President


                                By: /s/ Timothy R. Garrick
                                    ------------------------
                                    Timothy R. Garrick
                                    Vice President _ Accounting


                                Date:  March 31, 1999



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Patrick J. Foye         Executive Vice President      Date: March 31, 1999
------------------------
Patrick J. Foye             and Director

/s/ Timothy R. Garrick      Vice President _ Accounting   Date: March 31, 1999
------------------------
Timothy R. Garrick          and Director




                               INDEX TO EXHIBITS
                                -----------------

Exhibit
-------

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

16 Letter dated October 1, 1998 from the Registrant's former accountant incorporated by reference to exhibit (c) filed with Registrant's Current Report on Form 8-K/A dated September 23, 1998.

27        Financial Data Schedule