Form 10QSB
period 1999-03-31
UNITED INVESTORS INCOME PROPERTIES
filed 1999-05-04
CIK 830056

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


                 For the quarterly period ended March 31, 1999


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


ITEM 1.   FINANCIAL STATEMENTS

a)
                       UNITED INVESTORS INCOME PROPERTIES

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999



Assets

  Cash and cash equivalents                                        $ 1,077

  Receivables and deposits                                             225

  Other assets                                                          86

  Investment properties:

     Land                                             $ 1,862

     Buildings and related personal property           10,708

                                                       12,570

     Less accumulated depreciation                     (3,500)       9,070

  Investment in joint venture                                          651


                                                                   $11,109

Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                                 $    11

  Tenant security deposit liabilities                                   60

  Accrued property taxes                                                23

  Other liabilities                                                     28

  Distribution payable                                                 154

Partners' Capital (Deficit)

  General partner's                                   $   (23)

  Limited partners' (61,063 units

     issued and outstanding)                           10,856       10,833


                                                                   $11,109


                 See Accompanying Notes to Financial Statements

b)
                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                         Three Months Ended

                                                              March 31,

                                                          1999         1998

Revenues:

  Rental income                                       $  459       $  421

  Other income                                            35           28

       Total revenues                                    494          449


Expenses:

  Operating                                              150          158

  General and administrative                              38           22

  Depreciation                                           100           99

  Property taxes                                          34           37

       Total expenses                                    322          316

Equity in net income of joint venture                      9            2

Net income                                            $  181       $  135

Net income allocated to general partner (1%)          $    2       $    1

Net income allocated to limited partners (99%)           179          134

                                                      $  181       $  135

Net income per limited partnership unit               $ 2.93       $ 2.19

Distributions per limited partnership unit            $ 2.50       $ 2.50


                 See Accompanying Notes to Financial Statements

c)
                       UNITED INVESTORS INCOME PROPERTIES

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                    Limited

                                  Partnership   General     Limited

                                     Units     Partner's   Partners'   Total


Original capital contributions    61,063      $    --     $15,266    $15,266


Partners' (deficit) capital at

  December 31, 1998               61,063      $   (24)    $10,830    $10,806


Distributions to partners             --           (1)       (153)      (154)


Net income for the three months

  ended March 31, 1999                --            2         179        181


Partners' (deficit) capital at

  March 31, 1999                  61,063      $   (23)    $10,856    $10,833


                 See Accompanying Notes to Financial Statements

d)
                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                         Three Months Ended

                                                              March 31,

                                                          1999        1998

Cash flows from operating activities:

  Net income                                           $  181      $  135

  Adjustments to reconcile net income to

    net cash provided by operating activities:

     Equity in net income of joint venture                 (9)         (2)

     Depreciation                                         100          99

     Amortization of lease commissions                      2           2

     Change in accounts:

       Receivables and deposits                           (51)        (26)

       Other assets                                         2          18

       Accounts payable                                   (14)         (3)

       Tenant security deposit liabilities                  1           2

       Accrued property taxes                              16          24

       Other liabilities                                  (19)        (11)

         Net cash provided by operating activities        209         238

Cash flows from investing activities:

  Property improvements and replacements                  (57)        (40)

  Distribution to joint venture                            (3)         --

         Net cash used in investing activities            (60)        (40)

Cash flows used in financing activities:

  Distributions to partners                                --        (154)

Net increase in cash and cash equivalents                 149          44

Cash and cash equivalents at beginning of period          928         728

Cash and cash equivalents at end of period             $1,077      $  772

Supplemental disclosure of non-cash financing activity:
Distributions payable to partners of $154,000 were accrued at March 31, 1999 and paid in April 1999.

                 See Accompanying Notes to Financial Statements

e)
                       UNITED INVESTORS INCOME PROPERTIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc.
(the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March
31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended
December 31, 1998.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

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

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services (based on a percentage of revenue) and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner during the three months ended March 31, 1999 and 1998:


                                                         1999       1998

                                                         (in thousands)

  Property management fees (included in

    operating expenses)                               $ 22       $ 21

  Reimbursement for services of affiliates

    (included in general and administrative

    expenses and operating expenses)                    10          8


During the three months ended March 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of the gross receipts from all of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates $22,000 and $20,000 for the three months ended March 31, 1999 and 1998, respectively. During the three months ended March 31, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from the Partnership's commercial property as compensation for providing property management services. These services were performed by affiliates of the General Partner for the three months ended March 31, 1998 and were $1,000. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial property were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $10,000 and $8,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE E - INVESTMENT IN CORINTH SQUARE JOINT VENTURE

The Partnership owns a 35% interest in Corinth, a joint venture with United Investors Income Properties II, an affiliated partnership, in which the General Partner is also the sole general partner. Corinth is accounted for using the equity method of accounting (see "Note C").

The condensed balance sheet of Corinth at March 31, 1999, is summarized as follows (in thousands):


  Assets

  Commercial property, net                  $1,741

  Other assets                                 166

  Total                                     $1,907


  Liabilities and Partners' Capital

  Liabilities                               $   48

  Partners' capital                          1,859

  Total                                     $1,907


Condensed statements of operations of Corinth for the three months ended March 31, 1999 and 1998, are as follows (in thousands):

                                   1999          1998

  Revenue                      $   99        $    89

  Costs and expenses               73             85

  Net income                   $   26        $     4


NOTE F - SEGMENT REPORTING

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential segment consists of three apartment complexes located in Mountlake Terrace, Washington; Atlanta, Georgia and Medford, Oregon. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of a medical complex located in Atlanta, Georgia. This property leases space to various medical practices at terms that range from seven to ten years.

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

1999                               Residential  Commercial    Other     Totals

Rental income                        $   415      $    44     $   --   $   459
Other income                             27            --          8        35
Depreciation                             84            16         --       100
General and administrative expense       --            --         38        38
Equity in income of joint venture        --            --          9         9
Segment profit (loss)                   191            11        (21)      181
Total assets                          7,963         1,632      1,514    11,109
Capital expenditures for
  investment properties                  57            --         --        57

1998                               Residential   Commercial    Other    Totals

Rental income                       $   382       $    39     $   --   $   421
Other income                             20             1          7        28
Depreciation                             83            16         --        99
General and administrative expense       --            --         22        22
Equity in income of joint venture        --            --          2         2
Segment profit (loss)                   143             5        (13)      135
Total assets                          8,027         1,652      1,280    10,959
Capital expenditures for
  Investment properties                  40            --         --        40



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of three apartment complexes and a commercial office building. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 1999 and 1998:

                                           Average Occupancy
Property                                  1999            1998

Bronson Place Apartments
 Mountlake Terrace, Washington             98%             96%

Meadow Wood Apartments
 Medford, Oregon                           93%             83%

Defoors Crossing Apartments
Atlanta, Georgia                           94%             92%

Peachtree Corners Medical Building
Atlanta, Georgia                           74%             74%

The General Partner attributes the increased occupancy at Meadow Wood Apartments to improved market conditions and rental rate adjustments made during 1998.

Results of Operation

The Partnership realized net income of $181,000 for the three month period ended March 31, 1999, compared to net income of $135,000 for the three month period ended March 31, 1998. The increase in net income is due primarily to an increase in total revenues which is partially offset by an increase in total expenses. The increase in total revenues is primarily attributable to increased rental income. Rental income increased as a result of increased rental rates at Bronson Place, DeFoors Crossing and Peachtree Corners and increased occupancy at Meadow Wood. The increase in total expenses is primarily due to an increase in general and administrative expenses which was partially offset by a decrease in operating expense. General and administrative expenses increased due to an increase in professional fees related to the oversight of the Partnership. Included in general and administrative expenses at both December 31, 1998 and 1997 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $1,077,000 compared to approximately $772,000 at March 31, 1998. Cash and cash equivalents increased by approximately $149,000 since December 31, 1998, due to approximately $209,000 of cash provided by operating activities, which was partially offset by approximately $60,000 of cash used in investing activities. Cash used in investing activities consisted primarily of property improvements and replacements and to a lesser extent, a distribution to joint venture. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

Bronson Place

During the three months ended March 31, 1999, the Partnership has spent approximately $46,000 on capital improvements at Bronson Place Apartments, primarily consisting of carpet and vinyl replacements, electrical improvements and structural improvements. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $68,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $76,000 for 1999 at this property consisting primarily of carpet and vinyl replacements.

Defoors Crossing

During the three months ended March 31, 1999, the Partnership has spent approximately $3,000 on capital improvements at Defoors Crossing Apartments, primarily consisting of carpet and vinyl replacements and appliances. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $78,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $94,000 for 1999 at this property consisting primarily of carpet and vinyl replacements, landscaping, signage and parking lot repairs.

Meadow Wood

During the three months ended March 31, 1999, the Partnership has spent approximately $8,000 on capital improvements at Meadow Wood Apartments, primarily consisting of carpet replacements, appliances and landscaping improvements. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $99,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $112,000 for 1999 at this property consisting primarily of parking lot improvements, carpet and vinyl replacements and appliances.

Peachtree Medical Building

The Partnership did not make any capital improvements at Peachtree Medical Building during the three months ended March 31, 1999. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $86,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, approximately $43,000 in tenant improvements for 1999.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital and tenant improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership made a distribution of cash generated from operations of approximately $154,000 ($2.50 per limited partnership unit) during the three month period ended March 31, 1998. In March 1999, the Partnership declared and accrued a distribution of cash generated from operations of approximately $154,000 ($2.50 per limited partnership unit), which was paid in April 1999. No other distributions were made during the three month period ended March 31, 1999. The Partnership's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

On October 1, 1998, Insignia Financial Group, Inc. merged into Apartment Investment and management Company ("AIMCO"), a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General Partner. AIMCO and its affiliates currently own 1.556% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

Year 2000 Compliance

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

b) Reports on Form 8-K:

   None filed during the quarter ended March 31, 1999.



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


                                        UNITED INVESTORS INCOME PROPERTIES

                                        By: United Investors Real Estate, Inc.
                                            Its General Partner


                                        By: /s/ Patrick J. Foye
                                            Patrick J. Foye
                                            Executive Vice President


                                        By: /s/ Timothy R. Garrick
                                            Timothy R. Garrick
                                            Vice President - Accounting


                                        Date: May 4, 1999