Form 10QSB
period 1999-06-30
UNITED INVESTORS INCOME PROPERTIES
filed 1999-08-10
CIK 830056

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

                  For the quarterly period ended June 30, 1999

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

ITEM 1.   FINANCIAL STATEMENTS

a)
                       UNITED INVESTORS INCOME PROPERTIES

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999


Assets

  Cash and cash equivalents                                        $ 1,055

  Receivables and deposits                                             202

  Other assets                                                          73

  Investment properties:

     Land                                             $ 1,862

     Buildings and related personal property           10,728

                                                       12,590

     Less accumulated depreciation                     (3,604)       8,986


  Investment in joint venture                                          635

                                                                   $10,951
Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                                 $     4

  Tenant security deposit liabilities                                   61

  Accrued property taxes                                                45

  Other liabilities                                                     42

Partners' Capital (Deficit)

  General partner's                                   $   (24)

  Limited partners' (61,063 units

     issued and outstanding)                           10,823       10,799

                                                                   $10,951


                 See Accompanying Notes to Financial Statements

b)
                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Three Months Ended       Six Months Ended

                                       June 30,                June 30,

                                   1999        1998        1999        1998

Revenues

  Rental income                  $ 445        $ 455       $ 904        $ 876

  Other income                      37           32          72           60

       Total revenues              482          487         976          936

Expenses:

  Operating                        175          264         325          422

  General and administrative        48           23          86           45

  Depreciation                     104           99         204          198

  Property taxes                    41           37          75           74

       Total expenses              368          423         690          739

Equity in income of

  joint venture                      6            6          15            8

Net income                       $ 120        $  70       $ 301        $ 205

Net income allocated to

   general partner (1%)          $   1        $   1       $   3        $   2

Net income allocated to

   limited partners (99%)          119           69         298          203

                                 $ 120        $  70       $ 301        $ 205
Net income per limited

   partnership unit              $1.95        $1.13       $4.88        $3.32

Distributions per limited

   partnership unit              $2.49        $2.49       $4.99        $4.99


                 See Accompanying Notes to Financial Statements

c)
                       UNITED INVESTORS INCOME PROPERTIES

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited

                                Partnership   General    Limited

                                   Units      Partner's  Partners'  Total


Original capital contributions   61,063      $    --    $15,266    $15,266

Partners' (deficit) capital at

  December 31, 1998              61,063      $   (24)   $10,830    $10,806

Distributions to partners            --           (3)      (305)      (308)

Net income for the six months

  ended June 30, 1999                --            3        298        301

Partners' (deficit) capital at

  June 30, 1999                  61,063      $   (24)   $10,823    $10,799


                 See Accompanying Notes to Financial Statements

d)
                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                          Six Months Ended

                                                              June 30,

                                                          1999         1998

Cash flows from operating activities:

   Net income                                          $  301       $  205

   Adjustments to reconcile net income to

      net cash provided by operating activities

      Equity in net income of joint venture               (15)          (8)

      Depreciation                                        204          198

      Amortization of lease commissions                     3            3

      Change in accounts:

         Receivables and deposits                         (28)         (58)

         Other assets                                      14           30

         Accounts payable                                 (21)           1

         Tenant security deposit liabilities                2            3

         Accrued property taxes                            38           27

         Other liabilities                                 (5)          (8)

                Net cash provided by operating

                      activities                          493          393

Cash flows from investing activities:

   Property improvements and replacements                 (77)         (74)

   Distributions from joint venture                        19           --

                Net cash used in investing

                       activities                         (58)         (74)

Cash flows used in financing activities:

   Distributions to partners                             (308)        (308)

Net increase in cash and cash equivalents                 127           11

Cash and cash equivalents at beginning of period          928          728

Cash and cash equivalents at end of period             $1,055       $  739


                 See Accompanying Notes to Financial Statements

e)
                       UNITED INVESTORS INCOME PROPERTIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services (based on a percentage of revenue) and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner during the six months ended June 30, 1999 and 1998:

                                                         1999       1998

                                                         (in thousands)

  Property management fees (included in

    operating expenses)                                $ 45       $ 44

  Reimbursement for services of affiliates

    (included in general and administrative

    expenses)                                            19         18

During the six months ended June 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of the gross receipts from all of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates $45,000 and $42,000 for the six months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from the Partnership's commercial property as compensation for providing property management services. These services were performed by affiliates of the General Partner for the six months ended June 30, 1998, and were $2,000. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $19,000 and $18,000 for the six months ended June 30, 1999 and 1998, respectively.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General
Partner commenced a tender offer to purchase up to 27,055.18 (approximately 44.31% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $163 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 6,539.00 units. As a result, AIMCO and its affiliates currently own 7,489.00 units of limited partnership interest in the Partnership representing approximately 12.26% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

The condensed balance sheet of Corinth Square at June 30, 1999, is summarized as follows (in thousands):

  Assets

  Commercial property, net                  $1,724

  Other assets                                 131

  Total                                     $1,855

  Liabilities and Partners' Capital

  Liabilities                               $   40

  Partners' capital                          1,815

  Total                                     $1,855


Condensed statements of operations of Corinth Square for the six months ended June 30, 1999 and 1998, are as follows (in thousands):

                                1999          1998

  Revenue                      $  205        $  188

  Costs and expenses              162           166

  Net income                   $   43        $   22


NOTE E - SEGMENT REPORTING

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

1999                                Residential Commercial    Other    Totals

Rental income                         $   830     $    74    $    --   $   904
Other income                               57          --         15        72
Depreciation                              172          32         --       204
General and administrative expense         --          --         86        86
Equity in income of joint venture          --          --         15        15
Segment profit (loss)                     346          11        (56)      301
Total assets                            8,142       1,591      1,218    10,951
Capital expenditures for
  investment properties                    77          --         --        77

1998                                Residential Commercial    Other     Totals

Rental income                         $   785     $    91     $   --    $   876
Other income                               44           1         15         60
Depreciation                              166          32         --        198
General and administrative expense         --          --         45         45
Equity in income of joint venture          --          --          8          8
Segment profit (loss)                     247         (20)       (22)       205
Total assets                            7,955       1,654      1,277     10,886
Capital expenditures for
  investment properties                    55          19         --         74

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of three apartment complexes and a commercial office building. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 1999 and 1998:

                                           Average Occupancy
Property                                  1999            1998

Bronson Place Apartments
 Mountlake Terrace, Washington             95%             95%

Meadow Wood Apartments
 Medford, Oregon                           93%             88%

Defoors Crossing Apartments
 Atlanta, Georgia                          94%             92%

Peachtree Corners Medical Building
 Atlanta, Georgia                          74%             74%

The General Partner attributes the increased occupancy at Meadow Wood Apartments to improved market conditions and increased marketing efforts.

Results of Operation

The Partnership realized net income of approximately $301,000 for the six month period ended June 30, 1999, compared to net income of approximately $205,000 for the six month period ended June 30, 1998. The Partnership's net income for the three months ended June 30, 1999, was approximately $120,000 compared to net income of approximately $70,000 for the three months ended June 30, 1998. The increase in net income for the six months ended June 30, 1999, is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues for the six months ended June 30, 1999 is primarily attributable to increased rental income. Rental income increased as a result of increased rental rates at all the Partnership's properties and increased occupancy at Meadow Wood and Defoors Crossing Apartments, partially offset by a decrease in operating expense recoveries at Peachtree Corners Medical Building. The increase in net income for the three months ended June 30, 1999 is due to a decrease in total expenses, offset by a slight decrease in total revenues.
Total revenues for the three months ended June 30, 1999, decreased due to a reduction in operating expense recoveries at Peachtree Corners Medical Building during the second quarter of 1999.

The decrease in total expenses for the three and six month periods ended June 30, 1999, is primarily due to a decrease in operating expenses, partially offset by an increase in general and administrative expenses. Operating expenses decreased primarily due to decreased maintenance expenses at Peachtree Corners Medical Building due to the completion during 1998 of renovations necessary as a result of storm damage incurred during the second quarter of 1998 and the completion during 1998 of exterior painting and landscaping at Bronson Place.
In addition, insurance expense decreased for all the Partnership's properties due to lower rates received from a new insurance carrier and payroll expenses decreased at Defoors Crossing Apartments. General and administrative expenses increased due to an increase in professional fees related to the oversight of the Partnership, increased legal expenses, and increased printing and mailing costs. Included in general and administrative expenses are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $1,055,000 compared to approximately $739,000 at June 30, 1998. Cash and cash equivalents increased by approximately $127,000 since December 31, 1998, due to approximately $493,000 of cash provided by operating activities, which was partially offset by approximately $58,000 of cash used in investing activities and approximately $308,000 of cash used in financing activities. Cash used in investing activities consisted primarily of property improvements and replacements offset by a distribution from the Corinth Square joint venture. Cash used in financing activities consisted of distributions paid to the partners. The Partnership invests its working capital reserves in a money market account.

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

Bronson Place

During the six months ended June 30, 1999, the Partnership has spent approximately $57,000 on capital improvements at Bronson Place Apartments, primarily consisting of structural improvements, which are substantially complete, carpet and vinyl replacements, and electrical improvements. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $68,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $76,000 for 1999, which includes certain of the required improvements, and consists primarily of carpet and vinyl replacements.

Defoors Crossing

During the six months ended June 30, 1999, the Partnership has spent approximately $8,000 on capital improvements at Defoors Crossing Apartments, primarily consisting of carpet and vinyl replacements and appliances. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $78,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $94,000 for 1999, which includes certain of the required improvements, and consists primarily of carpet and vinyl replacements, landscaping, signage and parking lot repairs.

Meadow Wood

During the six months ended June 30, 1999, the Partnership has spent approximately $12,000 on capital improvements at Meadow Wood Apartments, primarily consisting of carpet and vinyl replacements, appliances and landscaping. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $99,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $112,000 for 1999, which includes certain of the required improvements, and consists primarily of parking lot improvements, carpet and vinyl replacements and appliances.

Peachtree Medical Building

The Partnership did not make any capital improvements at Peachtree Medical Building during the six months ended June 30, 1999. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $86,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $43,000, which includes certain of the required improvements, and consists of tenant improvements for 1999.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital and tenant improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership made distributions of cash generated from operations of approximately $308,000 (approximately $305,000 to the limited partners or $4.99 per limited partnership unit) during each of the six month periods ended June 30, 1999 and 1998. The Partnership's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of financings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners in 1999 or subsequent periods.

Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 27,055.18 (approximately 44.31% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $163 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 6,539.00 units. As a result, AIMCO and its affiliates currently own 7,489.00 units of limited partnership interest in the Partnership representing approximately 12.26% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b) Reports on Form 8-K:

    None filed during the quarter ended June 30, 1999.

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

                                 UNITED INVESTORS INCOME PROPERTIES

                                 By:        United Investors Real Estate, Inc.
                                 Its        General Partner

                                 By:        /s/ Patrick J. Foye
                                            Patrick J. Foye
                                            Executive Vice President

                                 By:        /s/ Carla R. Stoner
                                            Carla R. Stoner
                                            Senior Vice President

                                 Date: