Form 10QSB
period 1999-09-30
UNITED INVESTORS INCOME PROPERTIES
filed 1999-11-12
CIK 830056

FORM 10-QSB---QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                         55 Beattie Place, PO Box 1089
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


ITEM 1.   FINANCIAL STATEMENTS

a)

                       UNITED INVESTORS INCOME PROPERTIES

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)


                               September 30, 1999


Assets
Cash and cash equivalents                                              $  1,262
Receivables and deposits                                                    184
Other assets                                                                103
Investment properties:
Land                                                     $  1,862
Buildings and related personal property                    10,165
                                                           12,027
Less accumulated depreciation                              (3,707)        8,320
Investment in joint venture                                                 632
                                                                       $ 10,501
Liabilities and Partners' (Deficit) Capital
Liabilities
Accounts payable                                                       $     16
Tenant security deposit liabilities                                          59
Accrued property taxes                                                       34
Distribution payable                                                        730
Other liabilities                                                            51

Partners' (Deficit) Capital
General partner                                          $    (36)
Limited partners (61,063 units
issued and outstanding)                                     9,647         9,611
                                                                       $ 10,501

                 See Accompanying Notes to Financial Statements

b)

                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                        1999        1998       1999       1998
Revenues:
Rental income                         $   475     $   445    $ 1,379    $ 1,321
Other income                               35          29        107         89
Total revenues                            510         474      1,486      1,410

Expenses:
Operating                                 209          94        534        516
General and administrative                 49          20        135         65
Depreciation                              103         102        307        300
Property taxes                             14          38         89        112
Impairment loss on property held
  for investment ("Note F")               600          --        600         --
Total expenses                            975         254      1,665        993

Equity in income of joint venture           7           7         22         15

Net (loss) income                     $  (458)    $   227    $  (157)   $   432

Net (loss) income allocated
to general partner (1%)               $    (5)    $     2    $    (2)   $     4
Net (loss) income allocated
to limited partners (99%)                (453)        225       (155)       428
                                      $  (458)    $   227    $  (157)   $   432
Net (loss) income per limited
partnership unit                      $ (7.42)    $  3.68    $ (2.54)   $  7.01

Distributions per limited
partnership unit                      $ 11.84     $  2.50    $ 16.83    $  7.50


                 See Accompanying Notes to Financial Statements

c)

                       UNITED INVESTORS INCOME PROPERTIES

              STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership   General     Limited
                                    Units      Partner     Partners      Total

Original capital contributions      61,063     $    --     $15,266      $10,266

Partners' (deficit) capital at
December 31, 1998                   61,063     $   (24)    $10,830      $10,806


Distributions to partners               --         (10)     (1,028)      (1,038)

Net loss for the nine months
ended September 30, 1999                --          (2)       (155)        (157)

Partners' (deficit) capital
   at September 30, 1999            61,063     $   (36)    $ 9,647      $ 9,611


                 See Accompanying Notes to Financial Statements

d)
                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                              Nine Months Ended
                                                                September 30,
                                                              1999         1998
Cash flows from operating activities:
Net (loss) income                                          $  (157)     $   432
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Equity in net income of joint venture                          (22)         (15)
Depreciation                                                   307          300
Impairment loss on property held for investment                600           --

Amortization of lease commissions                                5            5
Change in accounts:
Receivables and deposits                                       (10)         (37)
Other assets                                                   (18)          19
Accounts payable                                                (9)           3
Tenant security deposit liabilities                             --            7
Accrued property taxes                                          27           28
Other liabilities                                                4           (7)

Net cash provided by operating activities                      727          735

Cash flows used in investing activities:
Property improvements and replacements                        (114)        (118)
Distributions from joint venture                                29           --

Net cash used in investing activities                          (85)        (118)

Cash flows used in financing activities:
Distributions to partners                                     (308)        (462)

Net increase in cash and cash equivalents                      334          155

Cash and cash equivalents at beginning of period               928          728

Cash and cash equivalents at end of period                 $ 1,262      $   883

Supplemental disclosure of non-cash financing activity:
Distribution payable                                       $   730      $    --


                 See Accompanying Notes to Financial Statements

e)
                       UNITED INVESTORS INCOME PROPERTIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner during the nine month periods ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)
Property management fees (included in operating expenses)      $ 67      $ 67

Reimbursement for services of affiliates (included in
 general and administrative expenses)                            28        28


During the nine months ended September 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $67,000 and $63,000 for the nine months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from the Partnership's commercial property as compensation for providing management services. These services were performed by affiliates of the General Partner for the nine months ended September 30, 1998, and were approximately $4,000. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $28,000 for both of the nine month periods ended September 30, 1999 and 1998.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner, commenced a tender offer to purchase up to 27,055.18 (approximately 44.31% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $163 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 6,539.00 units. As a result, AIMCO and its affiliates currently own 11,511.00 units of limited partnership interest in the Partnership representing approximately 18.85% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

The consolidated balance sheet of Corinth Square at September 30, 1999, is summarized as follows (in thousands):

Assets
Commercial property, net                      $1,705
Other assets                                     154
Total                                         $1,859
Liabilities and Partners' Capital
Liabilities                                   $   53
Partners' capital                              1,806
Total                                         $1,859

Condensed statements of operations of Corinth Square for the nine months ended September 30, 1999 and 1998, are as follows (in thousands):

                                Three Months Ended            Nine Months Ended
                                   September 30,                September 30,
                               1999            1998          1999          1998

Revenue                        $  96          $  95          $ 301        $ 283
Costs and expenses                76             75            238          241

Net income                     $  20          $  20          $  63        $  42


NOTE E - DISTRIBUTIONS

During the nine months ended September 30, 1999, the Partnership distributed cash generated from operations of approximately $308,000 (approximately $305,000 to the limited partners or $4.99 per limited partnership unit). Subsequent to September 30, 1999, the Partnership paid a distribution of cash generated from operations of approximately $730,000 (approximately $723,000 to the limited partners or $11.84 per limited partnership unit) which was approved and accrued during the nine months ended September 30, 1999. During the nine months ended September 30, 1998, the Partnership made distributions of cash generated from operations of approximately $462,000 (approximately $457,000 to the limited partners or $7.50 per limited partnership unit).

NOTE F - IMPAIRMENT LOSS ON PROPERTY HELD FOR INVESTMENT

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the three months ended September 30, 1999, the Partnership determined that Peachtree Corners Medical Building located in Atlanta, Georgia, with a carrying value of approximately $1,451,000, was impaired and its value was written down by approximately $600,000 to reflect its fair value at September 30, 1999 of approximately $851,000. The fair value was based upon current economic conditions and projected future operational cash flows. The property is under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the fourth quarter of 1999. However, there can be no assurance that the sale will be consummated.

NOTE G - SEGMENT REPORTING

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

Segment information for the nine month periods ended September 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

                1999              Residential  Commercial     Other      Totals

Rental income                       $ 1,258      $   121     $    --    $ 1,379
Other income                             88           --          19        107
Depreciation                            259           48          --        307
General and administrative expense       --           --         135        135
Impairment loss on property held
  for investment                         --          600          --        600
Equity in income of joint venture        --           --          22         22
Segment profit (loss)                   523         (586)       (94)       (157)
Total assets                          8,297          998       1,206     10,501
Capital expenditures for
  investment properties                 114           --          --        114

                1998              Residential  Commercial     Other     Totals


Rental income                       $ 1,188      $   133     $    --    $ 1,321
Other income                             66            1          22         89
Depreciation                            252           48          --        300
General and administrative expense       --           --          65         65
Equity in income of joint venture        --           --          15         15
Segment profit (loss)                   407           53         (28)       432
Total assets                          8,014        1,702       1,251     10,967
Capital expenditures for
  investment properties                  99           19          --        118


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of three apartment complexes and a commercial office building. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

Bronson Place Apartments                    94%        95%
Mountlake Terrace, Washington
Meadow Wood Apartments                      93%        90%
Medford, Oregon
Defoors Crossing Apartments                 95%        92%
Atlanta, Georgia
Peachtree Corners Medical Building          74%        74%
Atlanta, Georgia

The General Partner attributes the increased occupancy at Meadow Wood and Defoors Crossing Apartments to improved market conditions and increased marketing efforts.

Results of Operations

The Partnership realized a net loss of approximately $157,000 for the nine months ended September 30, 1999, compared to net income of approximately $432,000 for the nine months ended September 30, 1998. The Partnership's net loss for the three months ended September 30, 1999, was approximately $458,000 compared to net income of approximately $227,000 for the three months ended September 30, 1998. The decrease in net income for the three and nine month periods ended September 30, 1999 is primarily due to an increase in total expenses due to an impairment loss realized at Peachtree Corners Medical Building as discussed below. Excluding the impact of the impairment loss, net income increased approximately $11,000 for the nine months ended September 30, 1999 and decreased approximately $85,000 for the three months ended September 30, 1999 as compared to the corresponding periods in 1998. The increase in net income for the nine months ended September 30, 1999 was due to an increase in total revenues, partially offset by an increase in total expenses. The decrease in net income for the three months ended September 30, 1999 is due to an increase in total expenses, partially offset by an increase in total revenue.

The increase in total revenue for both the three and nine month periods ended September 30, 1999 was due to increased rental income and increased other income. Rental income increased primarily due to increased average rental rates at all of the Partnership's properties and improved occupancy at Meadow Wood and Defoors Crossing Apartments which more than offset the decrease in occupancy at
Bronson Place Apartments.   These increases were partially offset by reduced
expense recoveries from the tenants at Peachtree Corners. The increase in other income is primarily due to increased tenant charges at Bronson Place and Meadow Wood Apartments.

Total expenses increased for the nine months ended September 30, 1999 primarily due to increased general and administrative expenses partially offset by
decreased property tax expense.   General and administrative expense increased
for the three and nine months ended September 30, 1999, due to an increase in professional fees related to the oversight of the Partnership. Included in general and administrative expenses are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the
Partnership Agreement are also included.   Property tax expense decreased for
the three and nine month periods ended September 30, 1999 due to a tax refund received by Meadow Wood Apartments.

Total expenses increased for the three months ended September 30, 1999 due to increased operating expense and general and administrative expense, partially offset by decreased property tax expense. Operating expense increased primarily due to the receipt of insurance proceeds during 1998 for renovations necessary as a result of storm damage incurred during the second quarter of 1998. In addition, utility expenses increased primarily at Defoors Crossing.

During the three months ended September 30, 1999, the Partnership determined that the Peachtree Corners Medical Building located in Atlanta, Georgia, with a carrying value of approximately $1,451,000, was impaired and its value was written down by approximately $600,000. The fair value was based upon current
economic conditions and projected future operational cash flows.   The property
is under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the fourth quarter of 1999. However, there can be no assurance that the sale will be consummated.

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

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $1,262,000 compared to approximately $883,000 at September 30, 1998. Cash and cash equivalents increased by approximately $334,000 since the Partnership's year ended December 31, 1998, due to approximately $727,000 of cash provided by operating activities, which was partially offset by approximately $308,000 of cash used in financing activities and approximately $85,000 of cash used in investing activities. Cash used in financing activities consisted of distributions paid to the partners. Cash used in investing activities consisted primarily of property improvements and replacements partially offset by distributions from the Corinth Square joint venture. The Partnership invests its working capital reserves in money market accounts.

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

Bronson Place

During the nine months ended September 30, 1999, the Partnership spent approximately $77,000 on capital improvements at Bronson Place Apartments, primarily consisting of structural improvements, electrical improvements, and carpet and vinyl replacements. The electrical and structural improvements were substantially complete as of September 30, 1999. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $68,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $76,000 for 1999, which include certain of the required improvements, and consists primarily of carpet and vinyl replacements.

Defoors Crossing

During the nine months ended September 30, 1999, the Partnership spent approximately $13,000 on capital improvements at Defoors Crossing Apartments, primarily consisting of carpet and vinyl replacements and other structural improvements. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $78,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $94,000 for 1999, which include certain of the required improvements, and consists primarily of carpet and vinyl replacements, landscaping, signage and parking lot resurfacing.

Meadow Wood

During the nine months ended September 30, 1999, the Partnership spent approximately $24,000 on capital improvements at Meadow Wood Apartments, primarily consisting of carpet and vinyl replacements, appliances and air conditioning units. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $99,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $112,000 for 1999, which include certain of the required improvements, and consists primarily of parking lot resurfacing, carpet and vinyl replacements and appliances.

Peachtree Medical Building

The Partnership did not make any capital improvements at Peachtree Medical Building during the nine months ended September 30, 1999. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $86,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $43,000, which include certain of the required improvements, and consists of tenant improvements for 1999.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital and tenant improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership made distributions of cash generated from operations of approximately $308,000 (approximately $305,000 to the limited partners or $4.99 per limited partnership unit) during the nine month period ended September 30, 1999. Subsequent to September 30, 1999, the Partnership paid a distribution of cash generated from operations of approximately $730,000 (approximately $723,000 to the limited partners or $11.84 per limited partnership unit) which was approved and accrued during the nine months ended September 30, 1999. During the nine months ended September 30, 1998, the Partnership paid distributions of cash generated from operations of approximately $462,000 (approximately $457,000 to the limited partners or $7.50 per limited partnership unit). During the nine months ended September 30, 1998, the Partnership paid distributions of cash generated from operations of approximately $462,000 (approximately $457,000 to the limited partners or $7.50 per limited partnership unit). The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of financings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any additional distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner, commenced a tender offer to purchase up to 27,055.18 (approximately 44.31% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $163 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 6,539.00 units. As a result, AIMCO and its affiliates currently own 11,511.00 units of limited partnership interest in the Partnership representing approximately 18.85% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.



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



                              UNITED INVESTORS INCOME PROPERTIES


                              By:  United Investors Real Estate, Inc.
                                   Its General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: