Form 10KSB
period 1999-12-30
UNITED INVESTORS INCOME PROPERTIES
filed 2000-03-29
CIK 830056

March 27, 2000



United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   United Investors Income Properties
      Form 10-KSB
      File No. 0-17646


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                  FORM 10-KSB--Annual or Transitional Report Under

                               Section 13 or 15(d)

                                   Form 10-KSB

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934
    [No Fee Required]

                    For the fiscal year ended December 31, 1999

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934
    [No Fee Required]

                  For the transition period _________to _________

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

                                 (864) 239-1000
                            Issuer's telephone number

           Securities registered under Section 12(b) of the Exchange Act:

                                      None

           Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $1,814,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership was engaged in the business of acquiring and operating multifamily residential and commercial real estate properties and other income producing real estate. The Partnership had acquired three multifamily residential properties, a medical office building, and an interest in a joint venture which owns a medical office building. The medical office building and the joint venture were sold December 30, 1999. The only remaining properties are residential properties. These remaining properties are further described in "Item 2. Description of Properties" below.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the apartments and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in properties:

                                     Date of
Property                             Purchase       Type of Ownership        Use
Bronson Place Apartments             11/01/88          Fee simple         Apartment
  Mountlake Terrace, WA                                                   70 units
Defoors Crossing Apartments          05/01/89          Fee simple         Apartment
  Atlanta, GA                                                             60 units
Meadow Wood Apartments               10/02/89          Fee simple         Apartment
  Medford, OR                                                             85 units

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                          Gross
                         Carrying     Accumulated   Useful                Federal
Property                   Value     Depreciation    Life     Method     Tax Basis
                             (in thousands)                           (in thousands)
Bronson Place             $ 3,632       $ 1,222    5-40 yrs    S/L        $ 2,335
Defoors Crossing            3,452         1,010    5-40 yrs    S/L          2,371
Meadow Wood                 3,751         1,119    5-40 yrs    S/L          2,599
        Totals            $10,835       $ 3,351                           $ 7,305

See "Note A" of the financial statements in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note K - Change in Accounting Principle".

Schedule of Rental Rates and Occupancy:

Average annual rental rates and occupancy for 1999 and 1998 for each property:

                                      Average Annual             Average Annual
                                        Rental Rate                 Occupancy
                                        (per unit)
Property                            1999           1998         1999        1998
Bronson Place                      $9,405         $8,911         93%         95%
Defoors Crossing                    9,335          9,158         95%         92%
Meadow Wood                         7,189          7,132         94%         89%

The General Partner attributes the increased occupancy at Meadow Wood and Defoors Crossing Apartments to improved market conditions and increased marketing efforts. The Atlanta, Georgia area in which Defoors Crossing Apartments is located has had one of the best job formation rates in the country which has helped to increase occupancy.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the localities in which they operate. The General Partner believes that all of the properties are adequately insured. Each residential property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and effective rates in 1999 for each property were:

                                                 1999            1999
                                                Billing          Rate
                                            (in thousands)
Bronson Place                                    $ 44            1.42%
Defoors Crossing                                   48            1.97%
Meadow Wood                                        55            1.41%

Capital Improvements:

Bronson Place

During the year ended December 31, 1999, the Partnership spent approximately $88,000 on capital improvements at Bronson Place Apartments, consisting primarily of structural improvements, electrical improvements, and carpet and vinyl replacements. These improvements were funded from cash flow from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $21,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Defoors Crossing

During the year ended December 31, 1999, the Partnership spent approximately $80,000 on capital improvements at Defoors Crossing Apartments, consisting primarily of carpet and vinyl replacements and exterior painting. These improvements were funded from cash flow from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $18,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Meadow Wood

During the year ended December 31, 1999, the Partnership spent approximately $63,000 on capital improvements at Meadow Wood Apartments, consisting primarily of carpet and vinyl replacements, appliances, and air conditioning units. These improvements were funded from cash flow from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $25,500. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered 80,000 and sold 61,063 Limited Partnership Units during its offering period through May 4, 1990, aggregating approximately $15,266,000. The Partnership currently has 61,063 Limited Partnership Units outstanding and 1,542 holders of record. Affiliates of the General Partner owned 11,695 Units or 19.152% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999, as well as for the subsequent period from January 1, 2000 to February 29, 2000:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/98 - 12/31/98              $   617 (1)           $10.01
       01/01/99 - 12/31/99              $ 1,238 (1)           $20.08
       01/01/00 - 02/29/00              $ 1,209 (2)           $19.60

(1) Distribution was made from cash from operations (see "Item 6" for further details).

(2) Consists of $206,000 of cash from operations and $1,003,000 of cash from the sales of Peachtree Corners Medical Building and Corinth Square Joint Venture (see "Item 6" for further details).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of financings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however that the Partnership will generate sufficient funds from operations after required capital improvements to permit any additional distributions to its partners in the year 2000 or subsequent periods. See "Item 2. Description of Properties, Capital Improvements" for information relating to anticipated capital expenditures at the properties.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 11,695 limited partnership units in the Partnership representing 19.152% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized a net loss of approximately $540,000 for the year ended December 31, 1999, compared to net income of approximately $566,000 for the year ended December 31, 1998. (See "Note H" for a reconciliation of these amounts to the Registrant's Federal taxable (loss) income.) The increase in net loss is primarily due to the impairment loss on and sale of the discontinued operation of Peachtree Corners Medical Building in December 1999 as discussed below, and the equity in the loss of the joint venture due to the sale of Corinth Square Joint Venture, as discussed below.

Excluding the discontinued operations and the equity in loss of the joint venture as discussed above, the Partnership had net income from continuing operations of approximately $489,000 for both of the years ended December 31, 1999 and 1998. Net income remained comparable due to an increase in total revenues which was offset by an increase in total expenses.

The increase in total revenues was due to increased rental income and increased other income. Rental income increased primarily due to increased average rental rates at all of the Partnership's properties and improved occupancy at Meadow Wood and Defoors Crossing Apartments which more than offset the decrease in occupancy at Bronson Place Apartments. The increase in other income is primarily due to increased tenant charges at Bronson Place and Meadow Wood Apartments.

Total expenses increased for the year ended December 31, 1999 primarily due to increased general and administrative expenses and depreciation expense. General and administrative expense increased due to an increase in professional fees related to the oversight of the Partnership. Included in general and administrative expenses are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Depreciation expense increased due to capital improvements completed during the past twelve months that are now being depreciated.

As a result of the sale of Peachtree Corners Medical Building in December 1999, as discussed below, the results of operations of Peachtree were classified as "Income from discontinued operations" on the income statement. The decrease in net income from discontinued operations is due primarily to an increase in administrative expenses due to an appraisal performed at the property and increased legal fees due to the sale of the property and reduced operating expense recoveries from the tenants at Peachtree Corners Medical Building.

During the third quarter of 1999, the Partnership determined that Peachtree Corners Medical Building located in Atlanta, Georgia, with a carrying value of approximately $1,451,000, was impaired and its value was written down by approximately $600,000. The fair value was based upon current economic conditions and projected future operational cash flows. In December 1999, Peachtree Corners Medical Building was sold to an unaffiliated party for $700,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $615,000. For financial statement purposes, the sale resulted in a loss of approximately $246,000.

Peachtree Corners Medical Building was the last commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operations and loss on sale of discontinued operations. Revenues of this property were approximately $151,000 and $187,000 for 1999 and 1998, respectively. Income from discontinued operations were approximately $7,000 and $57,000 for 1999 and 1998, respectively.

The Partnership had a 35% investment in Corinth Square Joint Venture ("Joint Venture"). For the year ended December 31, 1999, the Partnership realized equity in the loss on the sale of the joint venture property of approximately $209,000, and equity in the income of the joint venture of approximately $19,000 (excluding the loss on sale) and $20,000 for the years ended December 31, 1999 and 1998 (see "Note C - Investment in Corinth Square Joint Venture"). On December 30, 1999, the Joint Venture sold its only investment property, Corinth Square, to an unaffiliated third party. The sale resulted in net proceeds of approximately $1,143,000 after payment of closing costs, resulting in a loss on sale of approximately $598,000. The Partnership's 1999 pro-rata share of this loss is approximately $209,000.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures, and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to decrease the loss by approximately $60,000 ($.97 per limited partnership unit). The cumulative effect, had this been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

Liquidity and Capital Resources

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $1,167,000 compared to approximately $928,000 at December 31, 1998. Cash and cash equivalents increased by approximately $239,000 since the Partnership's year ended December 31, 1998, due to approximately $1,053,000 of cash provided by operating activities, and approximately $424,000 of cash provided by investing activities which was partially offset by approximately $1,238,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Peachtree Corners Medical Building and distributions received from the joint venture which were partially offset by property improvements and replacements. Cash used in financing activities consisted of distributions paid to the partners. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $64,500. Additional improvements may be considered and will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties. The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.

The Partnership made distributions of cash generated from operations of approximately $1,238,000 (approximately $1,226,000 to the limited partners or $20.08 per limited partnership unit) during the year ended December 31, 1999. Subsequent to December 31, 1999, the Partnership paid a distribution of cash generated from the sale of Peachtree Corners Medical Building and Corinth Square Joint Venture of approximately $1,003,000 (approximately $993,000 to the limited partners or $16.26 per limited partnership unit) and approximately $206,000 of cash generated from operations (approximately $204,000 to the limited partners or $3.34 per limited partnership unit). During the year ended December 31, 1998, the Partnership paid distributions of cash generated from operations of approximately $617,000 (approximately $611,000 to the limited partners or $10.01 per limited partnership unit). The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of financings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any additional distributions to its partners during the year 2000 or subsequent periods.

Tender Offer

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 11,695 limited partnership units in the Partnership representing 19.152% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

UNITED INVESTORS INCOME PROPERTIES

LIST OF FINANCIAL STATEMENTS

Independent Auditors' Report

Balance Sheet - December 31, 1999

Statements of Operations - Years ended December 31, 1999 and 1998

Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

Statements of Cash Flows - Years ended December 31, 1999 and 1998

Notes to Financial Statements

                          Independent Auditors' Report

The Partners

United Investors Income Properties

We have  audited  the  accompanying  balance  sheet of United  Investors  Income
Properties (the "Partnership") as of December 31, 1999, and the related statements of operations, changes in partners' (deficit) capital and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999, and the results of its operations and its cash flows for each of the years in the two year period then ended, in conformity with generally accepted accounting principles.

As discussed in Note K to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

/s/KPMG LLP

Greenville, South Carolina
February 25, 2000

                       UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 1999

Assets
   Cash and cash equivalents                                                $ 1,167
   Receivables and deposits                                                     154
   Due from affiliated partnership                                              400
   Other assets                                                                  38
   Investment properties (Note F):
      Land                                                    $ 1,522
      Buildings and related personal property                   9,313
                                                               10,835
      Less accumulated depreciation                            (3,351)        7,484

   Investment in joint venture (Note C)                                           9
                                                                            $ 9,252

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $  78
   Tenant security deposit liabilities                                           43
   Other liabilities                                                            103

Partners' (Deficit) Capital
   General partner                                             $ (41)
   Limited partners (61,063 units issued and
      outstanding)                                              9,069         9,028
                                                                            $ 9,252

                 See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                            Years Ended December 31,
                                                                1999          1998
Revenues:                                                                  (restated)
   Rental income                                              $ 1,675       $ 1,588
   Other income                                                   139           111
       Total revenues                                           1,814         1,699

Expenses:
   Operating                                                      663           652
   General and administrative                                     168            85
   Depreciation                                                   361           338
   Property taxes                                                 133           135
      Total expenses                                            1,325         1,210

Income before equity in (loss) income of joint venture
   and before discontinued operation                              489           489

Equity in (loss) income of joint venture                         (190)           20

Income before discontinued operation                              299           509

Income from discontinued operation                                  7            57
Impairment loss on discontinued operation                        (600)           --
Loss on sale of discontinued operation                           (246)           --

Net (loss) income                                              $ (540)       $  566

Net (loss) income allocated to general partner (1%)                (5)            6
Net (loss) income allocated to limited partners (99%)            (535)          560

                                                               $ (540)          566
 Per limited partnership unit:

   Income before discontinued operation                        $ 4.85        $ 8.25
   Income from discontinued operation                            0.11          0.92
   Impairment loss on discontinued operation                    (9.73)           --
   Loss on sale of discontinued operation                       (3.99)           --

Net (loss) income                                             $ (8.76)       $ 9.17

Distributions per limited partnership unit                    $ 20.08       $ 10.01

                 See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General    Limited
                                          Units       Partner    Partners     Total

Original capital contributions            61,063        $ --      $15,266    $15,266

Partners' (deficit) capital
   at December 31, 1997                   61,063       $ (24)     $10,881    $10,857

Distributions to partners                     --           (6)       (611)      (617)

Net income for the year ended
   December 31, 1998                          --            6         560        566

Partners' (deficit) capital at
   December 31, 1998                      61,063          (24)     10,830     10,806

Distributions to partners                     --          (12)     (1,226)    (1,238)

Net loss for the year
   ended December 31, 1999                    --           (5)       (535)      (540)

Partners' (deficit) capital
   at December 31, 1999                   61,063       $ (41)     $ 9,069    $ 9,028

                 See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Year Ended December 31,
                                                                  1999        1998
Cash flows from operating activities:
  Net (loss) income                                              $ (540)      $  566
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Equity in net loss (income) of joint venture                     190          (20)
   Depreciation                                                     425          402
   Impairment loss on discontinued operation                        600           --
   Loss on sale of discontinued operation                           246           --
   Amortization of lease commissions                                  7            7
   Change in accounts:
      Receivables and deposits                                       20          (18)
      Other assets                                                   19           (2)
      Accounts payable                                               53           13
      Tenant security deposit liabilities                           (16)           8
      Accrued property taxes                                         (7)           7
      Other liabilities                                              56            1

          Net cash provided by operating activities               1,053          964

Cash flows used in investing activities:
  Property improvements and replacements                           (231)        (147)
  Distributions from joint venture                                   40           --
  Proceeds from sale of discontinued operation                      615           --

          Net cash provided by (used in) investing
            activities                                              424         (147)

Cash flows used in financing activities:
  Distributions to partners                                      (1,238)        (617)

Net increase in cash and cash equivalents                           239          200

Cash and cash equivalents at beginning of year                      928          728

Cash and cash equivalents at end of year                        $ 1,167       $ 928

Supplemental disclosure of non-cash activity:
  Sale of joint venture in exchange for receivable
  from affiliate                                                 $ 400        $ --

                 See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

                          Notes to Financial Statements

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization: United Investors Income Properties (the "Partnership" or "Registrant"), a Missouri Limited Partnership, was organized in June 1988, with the initial group of limited partners being admitted on July 27, 1988. Additional partners were admitted through May 1990. United Investors Real Estate, Inc., a Delaware Corporation, is the sole general partner ("UIRE" or the "General Partner") of the Partnership. UIRE was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), a subsidiary of Apartment Investment and Management Company ("AIMCO"). Thus, the General Partner is a subsidiary of AIMCO (see "Note B - Transfer of Control"). The Partnership Agreement states that the Partnership is to terminate on December 31, 2018, unless terminated prior to such date. As of December 31, 1999, the Partnership operates two residential properties in the northwest and one residential property in the south.

Cash and cash equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Allocations of profits, losses and distributions: In accordance with the partnership agreement, all profits, losses and distributions are to be allocated 1% to the General Partner and 99% to the limited partners.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraisal or estimated fair market value. No adjustment for impairment of value was recorded in the year ended December 31, 1998. During the year ended December 31, 1999, the Partnership determined that Peachtree Corners Medical Building located in Atlanta, Georgia, with a carrying value of approximately $1,451,000, was impaired and its value was written down by approximately $600,000. The fair value was based upon current economic conditions and projected future operational cash flows. The property was sold on December 30, 1999 (see "Note E - Impairment Loss and Sale of Discontinued Operation").

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (see Note K).

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short term maturity of these instruments.

Leases: The Partnership leases its residential properties under short-term operating leases. Lease terms are generally one year or less in duration. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense for its residential properties, included in operating expense, was approximately $37,000 and $38,000 for the years ended December 31, 1999 and 1998, respectively.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (see "Note I" for detailed disclosure of the Partnership's segments).

Reclassifications:   Certain  reclassifications  have  been  made  to  the  1998 information to conform to the 1999 presentation.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Investment in Corinth Square Joint Venture

The Partnership had a 35% investment in Corinth Square Joint Venture ("Joint Venture") with United Investors Income Properties II, an affiliated partnership in which the General Partner is also the sole general partner. The Partnership reflects its interest in the Joint Venture utilizing the equity method, whereby the original investment is increased by advances to the Joint Venture and by the Partnership's share of the earnings of the Joint Venture. The investment is decreased by distributions from the Joint Venture and by the Partnership's share of losses of the Joint Venture.

On December 30, 1999, the Joint Venture sold its only investment property, Corinth Square, to an unaffiliated third party. The sale resulted in net proceeds of approximately $1,143,000 after payment of closing costs, resulting in a loss on sale of approximately $598,000. The Partnership's 1999 pro-rata share of this loss is approximately $209,000. The net proceeds were received by United Investors Income Properties II, of which approximately $400,000 is the Partnership's pro-rata share. This amount has been recorded as "Due from affiliated partnership" in the accompanying balance sheet as of December 31, 1999 and was received by the Partnership in January 2000.

Condensed balance sheet information of the Joint Venture at December 31, 1999, is as follows (in thousands):

      Assets
      Cash                                                $ 91
      Other assets                                           9
         Total                                            $100

      Liabilities and Partners' Capital
      Other Liabilities                                   $ 75
      Partners' capital                                     25
         Total                                            $100


The condensed profit and loss statement of the Joint Venture for the years ended December 31, 1999 and 1998 is summarized as follows (in thousands):

                                         1999          1998
Revenue                                 $ 378        $  375
Costs and expenses                       (323)         (317)

Income before loss on sale of
  property                                 55            58
Loss on sale of property                 (598)           --
Net (loss) income                      $ (543)        $  58

The Partnership's 35% equity interest in the loss on the sale of the Joint Venture property for the year ended December 31, 1999, was approximately $209,000. The equity interest in the income of the Joint Venture for the years ended December 31, 1999 and 1998 was approximately $19,000 and $20,000, respectively.

Note D - Distributions

During the year ended December 31, 1999, the Partnership distributed cash generated from operations of approximately $1,238,000 (approximately $1,226,000 to the limited partners or $20.08 per limited partnership unit). Subsequent to December 31, 1999, the Partnership paid a distribution of cash generated from the sale of Peachtree Corners Medical Building and Corinth Square Joint Venture of approximately $1,003,000 (approximately $993,000 to the limited partners or $16.26 per limited partnership unit) and approximately $206,000 of cash generated from operations (approximately $204,000 to the limited partners or $3.34 per limited partnership unit). During the year ended December 31, 1998, the Partnership made distributions of cash generated from operations of approximately $617,000 (approximately $611,000 to the limited partners or $10.01 per limited partnership unit).

Note E - Impairment Loss and Sale of Discontinued Operation

During the year ended December 31, 1999, the Partnership determined that the Peachtree Corners Medical Building located in Atlanta, Georgia, with a carrying value of approximately, $1,451,000 was impaired and its value was written down by approximately $600,000. The fair value was based upon current economic conditions and projected future operational cash flows.

In December 1999, Peachtree Corners Medical Building was sold to an unaffiliated party for $700,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $615,000. For financial statement purposes, the sale resulted in a loss of approximately $246,000.

The following unaudited pro-forma information reflects the operations of the Partnership for the years ended December 31, 1999 and 1998, as if Peachtree Corners Medical Building and Corinth Square Joint Venture had been sold January 1, 1998.

                                                  1999                1998
                                            (in thousands, except per unit data)
    Revenues                                     $1,814              $1,699
    Net income                                      489                 489
    Income per limited partnership unit            7.93                7.93

Peachtree Corners Medical Building was the last commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operations and loss on sale of discontinued operations. Revenues of this property were approximately $151,000 and $187,000 for 1999 and 1998, respectively. Income from operations were approximately $7,000 and $57,000 for 1999 and 1998, respectively.

Note F - Real Estate and Accumulated Depreciation

                                       Initial Cost
                                      To Partnership
                                               Buildings       Net Costs
                                              and Related     Capitalized
                                               Personal      Subsequent to
Description                         Land       Property       Acquisition
                                      (in thousands)        (in thousands)

Bronson Place Apartments           $  501       $ 2,568           $ 563
Defoors Crossing Apartments           520         2,480             452
Meadow Wood Apartments                501         2,884             366

            Totals                $ 1,522       $ 7,932         $ 1,381


                     Gross Amount At Which
                           Carried
                     At December 31, 1999
                        (in thousands)
                           Buildings
                          And Related
                           Personal            Accumulated     Date of      Date    Depreciable
Description        Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                              (in thousands)
Bronson Place      $ 501    $ 3,131   $ 3,632    $ 1,222         1988     11/01/88     5-40
Defoors Crossing      520     2,932     3,452      1,010         1988     05/01/89     5-40
Meadow Wood           501     3,250     3,751      1,119         1988     10/02/89     5-40

     Totals       $ 1,522   $ 9,313   $10,835    $ 3,351

Reconciliation of "Real Estate and Accumulated Depreciation":

                                              Years Ended December 31,
                                                  1999         1998
                                                   (in thousands)
   Investment Properties
   Balance at beginning of year                  $12,513      $12,366
      Property improvements                          231          147
      Impairment loss on discontinued
        operation                                   (600)          --
      Sale of discontinued operation              (1,309)          --
   Balance at end of year                        $10,835      $12,513

   Accumulated Depreciation
   Balance at beginning of year                  $ 3,400      $ 2,998
      Amounts charged to expense                     361          402
      Sale of discontinued operation                (410)          --
   Balance at end of year                        $ 3,351      $ 3,400

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $10,952,000 and $12,652,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $3,323,000 and $3,337,000, respectively.

Note G - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner during the years ended December 31, 1999 and 1998:

                                                              1999       1998
                                                              (in thousands)
   Property management fees (included in
     operating expenses)                                      $ 90       $ 88
   Reimbursement for services of affiliates (included
     in general and administrative expenses)                    38         38

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately
$90,000 and $84,000 for the years ended December 31, 1999 and 1998, respectively. During the nine months ended September 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from the Partnership's commercial property as compensation for providing management services. These services were performed by affiliates of the General Partner for the nine months ended September 30, 1998, and were approximately $4,000. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $38,000 for both of the years ended December 31, 1999 and 1998.

For acting as real estate broker in connection with the sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. The commission was accrued at December 31, 1999. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and cumulative distribution equal to an 8%
annual return from the last additional closing date or, if greater, a 6% cumulative annual return from his date of admission to the Partnership.

The net proceeds from the sale of Corinth Square (see "Note C") were received by United Investors Income Properties II, an affiliated partnership in which the General Partner is also the sole General Partner. The Partnership's pro-rata share of the net proceeds is approximately $400,000. This amount has been recorded as "Due from affiliated partnership" in the accompanying balance sheet as of December 31, 1999 and was received in January 2000.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 11,695 limited partnership units in the Partnership representing 19.152% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note H - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net (loss) income as reported in the financial statements and Federal taxable (loss) income allocated to the partners in the Partnership's tax return for the years ended December 31, 1999 and 1998 (in thousands, except unit data):

                                                       1999        1998
      Net (loss) income as reported                   $ (540)     $ 566
      Add (deduct):
         Deferred revenue and other liabilities            6         (2)
         Depreciation differences                        (29)        15
         Accrued expenses                                 --        (21)

      Federal taxable (loss) income                   $ (563)     $ 558

      Federal taxable (loss) income per limited
         partnership unit                             $(9.13)     $9.05

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 1999 (in thousands):

      Net assets as reported                                $ 9,028
      Differences in basis of assets and liabilities
         Deferred revenue and other liabilities                  10
         Accumulated depreciation                                27
         Commercial property at cost                            117
         Deferred charges and other assets                       --
         Other                                                  (46)
         Syndication costs                                    1,902

      Net assets - tax basis                                $11,038


Note I - Segment Reporting

At December 31, 1999, the Partnership had one reportable segment: residential properties. The Partnership's residential segment consists of three apartment complexes located in Mountlake Terrace, Washington; Atlanta, Georgia; and Medford, Oregon. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of a medical building located in Atlanta, Georgia. On December 30, 1999, the commercial property held by the Partnership was sold to an unrelated party. Therefore, the commercial segment is reflected as discontinued operations (see "Note E - Impairment Loss and Sale of Discontinued Operation" for further discussion regarding the commercial sale).

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years ended December 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

                1999                   Residential    Commercial      Other     Totals
                                                    (discontinued)
Rental income                            $1,675          $ --          $ --     $1,675
Other income                                116             --            23       139
Depreciation                                361             --            --       361
General and administrative expense           --             --           168       168
Income from discontinued
  operation                                  --              7            --         7
Impairment loss on discontinued
  operation                                  --           (600)           --      (600)
Loss on sale of discontinued
  operation                                  --           (246)           --      (246)
Equity in loss of joint venture              --             --          (190)     (190)
Segment profit (loss)                       634           (839)         (335)     (540)
Total assets                              8,041             --         1,211     9,252
Capital expenditures for
  investment properties                     231              --           --       231



                1998                   Residential    Commercial      Other     Totals
                                                    (discontinued)
Rental income                            $ 1,588         $ --          $ --     $ 1,588
Other income                                  84             --           27        111
Depreciation                                 338             --           --        338
General and administrative expense            --             --           85         85
Income from discontinued
  operation                                   --             57           --         57
Equity in income of joint venture             --             --           20         20
Segment profit (loss)                        547             57          (38)       566
Total assets                               7,920          1,625        1,399     10,944
Capital expenditures for
  investment properties                      128             19           --        147

Note J - Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note K - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to decrease the loss by approximately $60,000 ($.97 per limited partnership unit). The cumulative effect, had this been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective September 23, 1998, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche LLP ("Deloitte") and retained as its new Independent Auditors, KPMG LLP. Deloitte's Independent Auditor's Report on the Registrant's financial statements for the calendar year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the General Partner's Directors. During the calendar year ended 1997 and through September 23, 1998, there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective September 23, 1998, the Registrant engaged KPMG LLP as its Independent Auditors. During the last two calendar years and through September 23, 1998, the Registrant did not consult KPMG LLP regarding any of the matters or events set forth in Item 304 (a) (2) (i) and (ii) of Regulation S-B.

During the calendar year ended December 31, 1999, there were no disagreements between the Registrant and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

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

      Name                 Age    Position

      Patrick J. Foye       42    Executive Vice President and Director

      Martha L. Long        40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.    Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the General Partner during the year ended December 31, 1999.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

               Entity                   Number of Units      Percentage

United Investors Real Estate Inc.               950             1.556%
  (an affiliate of AIMCO)
Insignia Properties LP                           88             0.144%
  (an affiliate of AIMCO)
AIMCO Properties LP                          10,657            17.452%
  (an affiliate of AIMCO)

United Investors Real Estate Inc. and Insignia Properties LP are both indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner during the years ended December 31, 1999 and 1998:

                                                              1999       1998
                                                              (in thousands)
   Property management fees                                   $ 90       $ 88
   Reimbursement for services of affiliates                     38         38

During the years ended December 31, 1999 and 1998, affiliates of the General partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately
$90,000 and $84,000 for the years ended December 31, 1999 and 1998, respectively. During the nine months ended September 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from the Partnership's commercial property as compensation for providing management services. These services were performed by affiliates of the General Partner for the nine months ended September 30, 1998, and were approximately $4,000. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $38,000 for both of the years ended December 31, 1999 and 1998.

For acting as real estate broker in connection with the sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. The commission was accrued at December 31, 1999. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and cumulative distribution equal to an 8%
annual return from the last additional closing date or, if greater, a 6% cumulative annual return from his date of admission to the Partnership.

The net proceeds from the sale of Corinth Square were received by United Investors Income Properties II, an affiliated Partnership in which the General Partner is also the sole General Partner. The Partnership's pro-rata share of the net proceeds is approximately $400,000. This amount has been recorded as "Due from affiliated partnership" as of December 31, 1999 and was received in January 2000.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 11,695 limited partnership units in the Partnership representing 19.152% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 1999:

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

                                    UNITED INVESTORS INCOME PROPERTIES

                                    By:   United Investors Real Estate, Inc.
                                          Its General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller

                                    Date:


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director

/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

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

10.3 Agreement of Purchase and Sale, dated October 20, 1988, between United Investors Real Estate, Inc., as purchaser, and Defoors Crossing Associates, Ltd., as seller, relating to Defoors Crossing Apartments, and amendments thereto; incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No.1 to Partnership's Registration Statement previously filed on February 1, 1989.

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

10.7 Agreement of Joint Venture of Corinth Square Associates dated October 1, 1990, between the Partnership and United Investors Income Properties II; incorporated by reference to Exhibit 4.4 to Partnership's Current Report on Form 8-K previously filed on October 23, 1990.

10.8 Stock Purchase Agreement dated December 4, 1992, showing the purchase of 100% of the outstanding stock of United Investors Real Estate, Inc. by MAE GP Corporation; incorporated by reference to Exhibit 10.8 to Partnership's Current Report on Form 8-K previously filed on December 31, 1992.

10.9 Purchase and Sale Contract between Registrant and Cadle's Peachtree Medical Building, an Ohio Limited Liability Company, dated December 30, 1999.

10.10Addendum to  Purchase  and Sale  Contract  between  Registrant  and Cadle's
     Peachtree Medical Building, an Ohio Limited Liability Company, dated December 30, 1999.

10.11Purchase and Sale Contract between Corinth Square  Associates and The Cadle
     Company, an Ohio Corporation, dated December 30, 1999 relating to Corinth Square Professional Building.

10.12Addendum to Purchase and Sale Contract  between  Corinth Square  Associates and The Cadle Company, an Ohio Corporation, dated December 30, 1999 relating to Corinth Square Professional Building.

16 Letter dated October 1, 1998 from the Registrant's former accountant incorporated by reference to Exhibit (c) filed with Registrant's Current Report on Form 8-K/A dated September 23, 1998.

18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

27   Financial Data Schedule

                                                                      Exhibit 18

February 25, 2000


Mr. Patrick J. Foye
Executive Vice President
United Investors Real Estate, Inc.
General Partner of United Investors Income Properties
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note K of Notes to the Financial Statements of United Investors Income Properties included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                              Very truly yours,
                                                                    /s/KPMG LLP