Form 10QSB
period 2000-03-31
UNITED INVESTORS INCOME PROPERTIES
filed 2000-05-15
CIK 830056

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

                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                       UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets
   Cash and cash equivalents                                                 $  584
   Receivables and deposits                                                      51
   Other assets                                                                  39
   Investment properties:
       Land                                                  $ 1,522
       Buildings and related personal property                 9,358
                                                              10,880
       Less accumulated depreciation                          (3,448)         7,432
       Investment in joint venture                                                2
                                                                            $ 8,108

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $   35
   Tenant security deposit liabilities                                           45
   Accrued property taxes                                                        24
   Other liabilities                                                             63

Partners' (Deficit) Capital
   General partner                                             $ (52)
   Limited partners (61,063 units
      issued and outstanding)                                  7,993          7,941
                                                                            $ 8,108

                   See Accompanying Notes to Financial Statements

b)

                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                                 Three Months Ended
                                                                      March 31,
                                                                 2000          1999
Revenues:                                                                   (Restated)
   Rental income                                               $  423         $ 415
   Other income                                                    28            35
       Total revenues                                             451           450

Expenses:
   Operating                                                      164           136
   General and administrative                                      31            38
   Depreciation                                                    97            84
   Property taxes                                                  37            31
       Total expenses                                             329           289

Income before equity in (loss) income of joint venture
   and discontinued operation                                     122           161
Equity in income of joint venture                                  11             9

Income from continuing operations                                 133           170

(Loss) income from discontinued operation                         (11)           11

Net income                                                     $  122         $ 181

Net income allocated to general partner (1%)                    $   1           $ 2
Net income allocated to limited partners (99%)                    121           179

                                                               $  122         $ 181
Per limited partnership unit:
   Income from continuing operations                             2.16          2.75
   (Loss) income from discontinued operation                    (0.18)         0.18

   Net income                                                  $ 1.98        $ 2.93

Distributions per limited partnership unit                     $19.60        $ 2.50

                   See Accompanying Notes to Financial Statements

c)

                       UNITED INVESTORS INCOME PROPERTIES

                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General     Limited
                                      Units      Partner     Partners       Total
Original capital contributions        61,063       $ --       $15,266      $15,266

Partners' (deficit) capital at
   December 31, 1999                  61,063      $ (41)      $ 9,069      $ 9,028

Distributions to partners                 --        (12)       (1,197)      (1,209)

Net income for the three months
   ended March 31, 2000                   --          1           121          122

Partners' (deficit) capital
   at March 31, 2000                  61,063      $ (52)      $ 7,993      $ 7,941

                   See Accompanying Notes to Financial Statements

d)
                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                   2000         1999
Cash flows from operating activities:
  Net income                                                     $  122        $ 181
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in net income of joint venture                          (11)          (9)
     Depreciation                                                    97          100
     Amortization of lease commissions                               --            2
     Change in accounts:
         Receivables and deposits                                   103          (51)
         Other assets                                                (1)           2
         Accounts payable                                           (43)         (14)
         Tenant security deposit liabilities                          2            1
         Accrued property taxes                                      24           16
         Other liabilities                                          (40)         (19)

              Net cash provided by operating activities             253          209

Cash flows from investing activities:
  Property improvements and replacements                            (45)         (57)
  Distributions from (advances to) joint venture                     18           (3)
  Proceeds from sale of joint venture property                      400           --

              Net cash provided by (used in) investing
               activities                                           373          (60)

Cash flows used in financing activities:
  Distributions to partners                                      (1,209)          --

Net (decrease) increase in cash and cash equivalents               (583)         149

Cash and cash equivalents at beginning of period                  1,167          928

Cash and cash equivalents at end of period                       $  584      $ 1,077

                   See Accompanying Notes to Financial Statements

e)

                       UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner during the three month periods ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 23      $ 22
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                              9        10

During the three months ended March 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $23,000 and $22,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $9,000 and $10,000 for the three months ended March 31, 2000 and 1999, respectively.

For acting as real estate broker in connection with the sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. The commission was accrued at March 31, 2000. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and a cumulative distribution equal to an 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from his date of admission to the Partnership.

The net proceeds from the sale of Corinth Square in December 1999 were received by United Investors Income Properties II, an affiliated partnership in which the General Partner is also the sole General Partner. The Partnership's pro-rata share of the net proceeds from the Joint Venture sale was approximately $400,000. This amount was received in January 2000.

AIMCO and its affiliates currently own 11,725 limited partnership units in the Partnership representing 19.201% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Investment in Corinth Square Joint Venture

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

On December 30, 1999, the Joint Venture sold its only investment property, Corinth Square, to an unaffiliated third party. The net proceeds were received by United Investors Income Properties II, of which approximately $400,000 is the Partnership's pro-rata share. This amount was received by the Partnership in January 2000.

Condensed balance sheet information of the Joint Venture at March 31, 2000, is as follows (in thousands):

              Assets
              Cash                                         $ 6
              Other assets                                   1
                 Total                                     $ 7

              Liabilities and Partners' Deficit
              Other liabilities                           $ --
              Partners' deficit                              7
                 Total                                     $ 7

The condensed profit and loss statement of the Joint Venture for the three months ended March 31, 2000 and 1999, is summarized as follows (in thousands):

                                               2000        1999

               Revenue                        $  12        $ 99
               Costs and expenses                --         (73)
               Income before gain on
                 sale of property                12          26
               Gain on sale of property          20          --

               Net income                     $  32        $ 26

Note E - Distributions

During the three months ended March 31, 2000, the Partnership paid a distribution of cash generated from the sale of Peachtree Corners Medical Building and Corinth Square Joint Venture of approximately $1,003,000 (approximately $993,000 to the limited partners or $16.26 per limited partnership unit) and approximately $206,000 of cash generated from operations (approximately $204,000 to the limited partners or $3.34 per limited partnership unit). During the three months ended March 31, 1999, the Partnership declared a distribution of cash generated from operations of approximately $154,000 (approximately $153,000 to the limited partners or $2.50 per limited partnership unit), which was paid in April 1999.

Note F - Discontinued Operation

Peachtree Corners Medical Building was the last commercial property in the commercial segment of the Partnership. Due to the sale of this property in December 1999, the statement of operations for the three months ended March 31, 1999 has been restated and the (loss) income of this property has been classified as "(Loss) income from discontinued operation" for the three months ended March 31, 2000 and 1999. There were no revenues for this property and the Partnership realized a loss from discontinued operation of approximately $11,000 during the three months ended March 31, 2000. Revenues of this property were approximately $45,000 and the Partnership realized income from discontinued operation of approximately $11,000 for the three months ended March 31, 1999.

Note G - Segment Reporting

The Partnership had two reportable segments: residential properties and commercial property. The Partnership's residential segment consists of three apartment complexes one located in each of Mountlake Terrace, Washington; Atlanta, Georgia; and Medford, Oregon. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of a medical building located in Atlanta, Georgia. On December 30, 1999, the commercial property held by the Partnership was sold to an unrelated party. Therefore, the commercial segment is reflected as discontinued operations.

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three month periods ended March 31, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

             2000                Residential      Commercial       Other      Totals
                                                (discontinued)
Rental income                       $  423            $ --           $ --      $ 423
Other income                            23              --              5         28
Depreciation                            97              --             --         97
General and administrative
  expense                               --              --             31         31
Loss from discontinued
  operation                             --             (11)            --        (11)
Equity in income of joint
  venture                               --              --             11         11
Segment profit (loss)                  148             (11)           (15)       122
Total assets                         7,960              --            148      8,108
Capital expenditures for
  investment properties                 45              --             --         45


             1999                Residential      Commercial       Other      Totals
                                                (discontinued)
Rental income                       $  415            $ --           $ --       $ 415
Other income                            27              --              8          35
Depreciation                            84              --             --          84
General and administrative
  expense                               --              --             38          38
Income from discontinued
  operation                             --              11             --          11
Equity in income of joint
  venture                               --              --              9           9
Segment profit (loss)                  191              11            (21)        181
Total assets                         7,963           1,632          1,514      11,109
Capital expenditures for
  investment properties                 57              --             --          57

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2000 and 1999:

                                                   Average Occupancy
      Property                                     2000       1999

      Bronson Place Apartments                      93%        98%
         Mountlake Terrace, Washington
      Meadow Wood Apartments                        95%        93%
         Medford, Oregon
      Defoors Crossing Apartments                   96%        94%
         Atlanta, Georgia

The General Partner attributes the decreased occupancy at Bronson Place Apartments to increased competition from new construction in the Mountlake Terrace, Washington area.

Results of Operations

The Partnership realized net income of approximately $108,000 for the three months ended March 31, 2000, compared to net income of approximately $181,000 for the three months ended March 31, 1999. The decrease in net income is primarily due to an increase in total expenses at the Partnership's residential properties and, to a lesser extent, a decrease in income from the discontinued operation of Peachtree Corners Medical Building, as discussed below.

Excluding the discontinued operation and the equity in (loss) income of the joint venture, the Partnership had income from continuing operations of approximately $122,000 for the three months ended March 31, 2000, compared to income of approximately $161,000 for the three months ended March 31, 1999. Income decreased due to an increase in total expenses slightly offset by a slight increase in total revenues.

Total expenses increased for the three months ended March 31, 2000 primarily due to increased operating expenses and depreciation expense which was partially offset by decreased general and administrative expenses. Operating expenses increased due to an increase in advertising expense, manager salaries, and sewer expenses primarily at Bronson Place Apartments. Depreciation expense increased due to capital improvements completed during the past twelve months that are now being depreciated. General and administrative expense decreased due to a decrease in professional fees related to the oversight of the Partnership. Included in general and administrative expenses are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The slight increase in total revenues was due to increased rental income which was offset by decreased other income. Rental income increased primarily due to increased average rental rates at all of the Partnership's properties and improved occupancy at Meadow Wood and Defoors Crossing Apartments which more than offset the decrease in occupancy at Bronson Place Apartments. The decrease in other income is primarily due to decreased tenant charges at Bronson Place and Meadow Wood Apartments.

The Partnership has a 35% investment in Corinth Square Joint Venture ("Joint Venture"). For the three months ended March 31, 2000, the Partnership realized equity in the loss of the Joint Venture property of approximately $3,000, and for the three months ended March 31, 1999, the Partnership realized equity in the income of the Joint Venture property of approximately $9,000. On December 30, 1999, the Joint Venture sold its only investment property, Corinth Square, to an unaffiliated third party.

Peachtree Corners Medical Building was the last commercial property in the commercial segment of the Partnership. Due to the sale of this property in December 1999, the income of this property has been classified as "(Loss) income from discontinued operations" for the three months ended March 31, 2000 and 1999. There were no revenues for this property and the Partnership realized a loss from discontinued operation of approximately $11,000 during the three months ended March 31, 2000. Revenues of this property were approximately $45,000 and the Partnership realized income from discontinued operation of approximately $11,000 for the three months ended March 31, 1999.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $584,000 compared to approximately $1,077,000 at March 31, 1999. Cash and cash equivalents decreased by approximately $583,000 from the Partnership's year ended December 31, 1999, due to approximately $1,209,000 of cash used in financing activities, which was partially offset by approximately $253,000 of cash provided by operating activities and approximately $373,000 of cash provided by investing activities. Cash provided by investing activities consisted primarily of proceeds from the sale of the Corinth Square Joint Venture property and, to a lesser extent, distributions received from the Joint Venture, which were partially offset by property improvements and replacements. Cash used in financing activities consisted of distributions paid to the partners. The Partnership invests its working capital reserves in money market accounts.

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

Bronson Place

During the three months ended March 31, 2000, the Partnership spent approximately $6,000 on capital improvements at Bronson Place Apartments, consisting primarily of building improvements and appliances. These improvements were funded from cash flow from operations. The Partnership evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $38,000, consisting primarily of carpet and vinyl replacements and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Meadow Wood

During  the  three  months  ended  March  31,  2000,   the   Partnership   spent
approximately $35,000 on capital improvements at Meadow Wood Apartments, consisting primarily of carpet and vinyl replacements, appliances, and model furniture. These improvements were funded from cash flow from operations. The Partnership evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $63,000, consisting primarily of air conditioning unit replacement, appliances, and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Defoors Crossing

During the three months ended March 31, 2000, the Partnership spent approximately $4,000 on capital improvements at Defoors Crossing Apartments, consisting primarily of carpet and vinyl replacements. These improvements were funded from cash flow from operations. The Partnership evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $31,000, consisting primarily of appliances and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

During the three months ended March 31, 2000, the Partnership paid a distribution of cash generated from the sale of Peachtree Corners Medical Building and the investment property owned by Corinth Square Joint Venture of approximately $1,003,000 (approximately $993,000 to the limited partners or $16.26 per limited partnership unit) and approximately $206,000 of cash generated from operations (approximately $204,000 to the limited partners or $3.34 per limited partnership unit). During the three months ended March 31, 1999, the Partnership declared a distribution of cash generated from operations of approximately $154,000 (approximately $153,000 to the limited partners or $2.50 per limited partnership unit), which was paid in April 1999. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of financings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the first quarter of calendar year 2000:

                  Current Report on Form 8-K dated December 30, 1999 and filed January 12, 2000, disclosing the sales of Peachtree Corners Medical Building and Corinth Square Professional Building to unaffiliated parties.

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