Form 10QSB
period 2000-09-30
UNITED INVESTORS INCOME PROPERTIES
filed 2000-11-13
CIK 830056

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

                 For the quarterly period ended September 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                       UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                               September 30, 2000



Assets
   Cash and cash equivalents                                                 $  473
   Receivables and deposits                                                      59
   Other assets                                                                  33
   Investment properties:
       Land                                                  $ 1,522
       Buildings and related personal property                 9,416
                                                              10,938
       Less accumulated depreciation                          (3,641)         7,297
   Investment in joint venture                                                    7
                                                                            $ 7,869
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $   6
   Tenant security deposit liabilities                                           49
   Accrued property taxes                                                        27
   Other liabilities                                                             77

Partners' (Deficit) Capital
   General partner                                             $ (54)
   Limited partners (61,063 units
      issued and outstanding)                                  7,764          7,710
                                                                            $ 7,869


                   See Accompanying Notes to Financial Statements

b)
                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)

                                               Three Months Ended       Nine Months Ended
                                                 September 30,            September 30,
                                                2000        1999         2000         1999
Revenues                                                 (Restated)               (Restated)
  Rental income                                $  420       $ 428      $ 1,274      $ 1,258
  Other income                                     35          35          108          107
         Total revenues                           455         463        1,382        1,365

Expenses:
  Operating                                       175         184          506          485
  General and administrative                       29          49          101          135
  Depreciation                                     95          87          290          259
  Property taxes                                   41          11          118           79
         Total expenses                           340         331        1,015          958

Income before equity in (loss) income
  of joint venture and discontinued
  operation                                       115         132          367          407
Equity in (loss) income of joint venture           (1)          7           10           22

Income from continuing operations                 114         139          377          429
Impairment loss on discontinued operation          --        (600)          --         (600)
Income (loss) from discontinued operation          --           3          (11)          14

Net income (loss)                              $  114      $ (458)      $  366       $ (157)

Net income (loss) allocated to general
  partner (1%)                                  $   1        $ (5)        $  4         $ (2)
Net income (loss) allocated to limited
  partners (99%)                                  113        (453)         362         (155)

                                               $  114      $ (458)      $  366       $ (157)
Per limited partnership unit:
  Income from continuing operations           $  1.85      $ 2.26       $ 6.11      $  6.96
  Impairment loss on discontinued
   operation                                       --       (9.73)          --        (9.73)
  Income (loss) from discontinued
   operation                                       --        0.05        (0.18)        0.23

Net income (loss)                             $  1.85     $ (7.42)      $ 5.93      $ (2.54)

Distributions per limited
  partnership unit                             $   --     $ 11.84      $ 27.30      $ 16.83

                   See Accompanying Notes to Financial Statements

c)

                       UNITED INVESTORS INCOME PROPERTIES

                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        61,063       $ --       $15,266      $15,266

Partners' (deficit) capital at
   December 31, 1999                  61,063      $ (41)      $ 9,069      $ 9,028

Distributions to partners                 --        (17)       (1,667)      (1,684)

Net income for the nine months
   ended September 30, 2000               --          4          362          366

Partners' (deficit) capital
   at September 30, 2000              61,063      $ (54)      $ 7,764      $ 7,710


                   See Accompanying Notes to Financial Statements

d)

                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2000        1999
Cash flows from operating activities:
  Net income (loss)                                              $  366       $ (157)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Equity in net income of joint venture                         (10)         (22)
      Depreciation                                                  290          307
      Impairment loss on discontinued operation                      --          600
      Amortization of lease commissions                              --            5
      Change in accounts:
         Receivables and deposits                                    95          (10)
         Other assets                                                 5          (18)
         Accounts payable                                           (72)          (9)
         Tenant security deposit liabilities                          6           --
         Accrued property taxes                                      27           27
         Other liabilities                                          (26)           4

              Net cash provided by operating activities             681          727

Cash flows from investing activities:
  Property improvements and replacements                           (103)        (114)
  Distributions from joint venture                                   12           29
  Proceeds from sale of joint venture property                      400           --

              Net cash provided by (used in) investing
                  activities                                        309          (85)

Cash flows used in financing activities:
  Distributions to partners                                      (1,684)        (308)

Net (decrease) increase in cash and cash equivalents               (694)         334

Cash and cash equivalents at beginning of period                  1,167          928

Cash and cash equivalents at end of period                       $  473      $ 1,262

Supplemental disclosure of non-cash financing activity:
  Distribution payable                                            $  --        $ 730

                   See Accompanying Notes to Financial Statements

e)

                       UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner during the nine month periods ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 69      $ 67
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             37        28
 Due to affiliate (included in other liabilities)                   21        --

During the nine months ended September 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $69,000 and $67,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $37,000 and $28,000 for the nine months ended September 30, 2000 and 1999, respectively.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. The commission was accrued at September 30, 2000 and is included in other liabilities. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and a cumulative distribution equal to an 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from his date of admission to the Partnership. At September 30, 2000, the limited partners had not received their return.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 14,402 limited partnership units in the Partnership representing 23.59% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

There are no assets or liabilities remaining on the balance sheet of Corinth Square at September 30, 2000. The condensed profit and loss statement of the Joint Venture for the nine months ended September 30, 2000 and 1999, is summarized as follows (in thousands):

                                              2000        1999

               Revenue                        $ 12        $ 301
               Costs and expenses               (3)        (238)
               Income before gain on
                 sale of property                9           63
               Gain on sale of property         20           --

               Net income                     $ 29         $ 63

Note E - Distributions

During the nine months ended September 30, 2000, the Partnership paid distributions of cash generated from the sale of Peachtree Corners Medical Building and Corinth Square Joint Venture of approximately $1,003,000 (approximately $993,000 to the limited partners or $16.26 per limited partnership unit) and approximately $681,000 of cash generated from operations (approximately $674,000 to the limited partners or $11.04 per limited partnership unit). Subsequent to September 30, 2000, the Partnership declared and paid a distribution from operations of approximately $308,000 (approximately $305,000 to the limited partners or $4.99 per limited partnership unit). During the nine months ended September 30, 1999, the Partnership paid distributions of cash generated from operations of approximately $308,000 (approximately $305,000 to the limited partners or $4.99 per limited partnership unit). Subsequent to September 30, 1999, the Partnership paid a distribution of cash generated from operations of approximately $730,000 (approximately $723,000 to the limited partners or $11.84 per limited partnership unit) which was approved and accrued during the nine months ended September 30, 1999.

Note F - Impairment Loss and Sale of Discontinued Operation

During the three months ended September 30, 1999, the Partnership determined that the Peachtree Corners Medical Building located in Atlanta, Georgia, with a carrying value of approximately $1,451,000 was impaired and its value was written down by approximately $600,000. The fair value was based upon current economic conditions and projected future operational cash flows.

Peachtree Corners Medical Building was the last commercial property in the commercial segment of the Partnership. Due to the sale of this property in December 1999, the statement of operations has been restated and the results of the commercial segment have been classified as "Income (loss) from discontinued operation" and "Impairment loss from discontinued operation" for the three and nine month periods ended September 30, 2000 and 1999. There were no revenues for this property and the Partnership realized a loss from discontinued operation of approximately $11,000 during the nine month period ended September 30, 2000. Revenues of this property were approximately $47,000 and $121,000 for the three and nine months ended September 30, 1999, respectively. Income from discontinued operations was approximately $3,000 and $14,000, respectively.

Note G - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership had two reportable segments: residential properties and commercial property. The Partnership's residential segment consists of three apartment complexes, one each located in Mountlake Terrace, Washington; Atlanta, Georgia; and Medford, Oregon. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of a medical building located in Atlanta, Georgia. On December 30, 1999, the commercial property held by the Partnership was sold to an unrelated party. Therefore, the commercial segment is reflected as discontinued operations (see "Note F - Impairment Loss and Sale of Discontinued Operation" for further information regarding the commercial property sale).

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.


      Three Months Ended
      September 30, 2000         Residential      Commercial       Other      Totals
                                                (discontinued)
Rental income                       $  420            $ --          $  --      $ 420
Other income                            34              --              1         35
Depreciation                            95              --             --         95
General and administrative
  expense                               --              --             29         29
Equity in loss of joint
  venture                               --              --             (1)        (1)
Segment profit (loss)                  143              --            (29)       114


       Nine Months Ended
      September 30, 2000         Residential      Commercial       Other      Totals
                                                (discontinued)
Rental income                      $ 1,274           $  --          $  --    $ 1,274
Other income                           101              --              7        108
Depreciation                           290              --             --        290
General and administrative
  expense                               --              --            101        101
Loss from discontinued
  operation                             --             (11)            --        (11)
Equity in income of joint
  venture                               --              --             10         10
Segment profit (loss)                  461             (11)           (84)       366
Total assets                         7,781              --             88      7,869
Capital expenditures for
  investment properties                103              --             --        103


      Three Months Ended
      September 30, 1999         Residential      Commercial       Other      Totals
                                                (discontinued)
Rental income                       $  428            $ --          $  --       $ 428
Other income                            31              --              4          35
Depreciation                            87              --             --          87
General and administrative
  expense                               --              --             49          49
Income from discontinued
  operation                             --               3             --           3
Impairment loss on
  discontinued operation                --            (600)            --        (600)
Equity in income of joint
  venture                               --              --              7           7
Segment profit (loss)                  177            (597)           (38)       (458)


       Nine Months Ended
      September 30, 1999         Residential      Commercial       Other      Totals
                                                (discontinued)
Rental income                      $ 1,258           $  --          $  --     $ 1,258
Other income                            88              --             19         107
Depreciation                           259              --             --         259
General and administrative
  expense                               --              --            135         135
Income from discontinued
  operation                             --              14             --          14
Impairment loss on
  discontinued operation                --            (600)            --        (600)
Equity in income of joint
  Venture                               --              --             22          22
Segment profit (loss)                  523            (586)           (94)       (157)
Total assets                         8,297             998          1,206      10,501
Capital expenditures for
  investment properties                114              --             --         114

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2000 and 1999:

                                                  Average Occupancy
      Property                                     2000       1999

      Bronson Place Apartments                      92%        94%
         Mountlake Terrace, Washington
      Meadow Wood Apartments                        97%        93%
         Medford, Oregon
      Defoors Crossing Apartments                   96%        95%
         Atlanta, Georgia

The General Partner attributes the increased occupancy at Meadow Wood Apartments to increased advertising and move in incentives and exterior improvements completed to increase the curb appeal of the property.

Results of Operations

The Partnership realized net income of approximately $366,000 for the nine months ended September 30, 2000, compared to a net loss of approximately $157,000 for the nine months ended September 30, 1999. The Partnership's net income for the three months ended September 30, 2000, was approximately $114,000 compared to a net loss of approximately $458,000 for the three months ended September 30, 1999. The increase in net income for the three and nine month periods ended September 30, 2000, is primarily due to an impairment loss on the discontinued operation of Peachtree Corners Medical Building, as discussed below.

Excluding the discontinued operation and the equity in (loss) income of the joint venture which was sold December 30, 1999, as discussed below, the Partnership had income of approximately $367,000 for the nine months ended September 30, 2000, compared to income of approximately $407,000 for the nine months ended September 30, 1999. Excluding the discontinued operation and the equity in (loss) income of the joint venture, the Partnership had income of approximately $115,000 for the three months ended September 30, 2000, compared to income of approximately $132,000 for the three months ended September 30, 1999. Income decreased for the nine months ended September 30, 2000 due to an increase in total expenses partially offset by an increase in total revenues. Income decreased for the three months ended September 30, 2000, due to an increase in total expenses and a decrease in total revenues.

Total  expenses  increased  for the nine month period ended  September  30, 2000 primarily due to increased depreciation, property tax, and operating expenses which were partially offset by decreased general and administrative expenses. Total expenses increased for the three month period ended September 30, 2000 primarily due to increased depreciation and property tax expense partially offset by decreased operating and general and administrative expenses. Depreciation expense increased for the three and nine month periods ended September 30, 2000 due to capital improvements completed during the past twelve months. Property tax expense increased for the three and nine month periods ended September 30, 2000 due to a tax refund received by Meadow Wood Apartments in 1999. Operating expenses increased for the nine months ended September 30, 2000 due to an increase in advertising at Bronson Place Apartments and Defoors Crossing Apartments and increased maintenance expenses at Bronson Place Apartments and Meadow Wood Apartments. Operating expenses decreased for the three month period ended September 30, 2000 due to a decrease in repairs and maintenance expenses at Bronson Place Apartments for that period. General and administrative expense decreased for the three and nine month periods ended September 30, 2000 primarily due to a decrease in professional fees related to the oversight of the Partnership. Included in general and administrative expenses are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The increase in total revenues for the nine month period ended September 30, 2000 was due to increased rental income. The decrease in total revenues for the three month period ended September 30, 2000 was due to decreased rental income. Other income for both periods remained constant. Rental income increased for the nine month period ended September 30, 2000 primarily due to increased average rental rates at all of the Partnership's properties and improved occupancy at Meadow Wood and Defoors Crossing Apartments which more than offset the decrease in occupancy at Bronson Place Apartments. Rental income decreased for the three month period ended September 30, 2000 primarily due to increased concessions and bad debt expense and decreased occupancy at Bronson Place Apartments.

The Partnership had a 35% investment in Corinth Square Joint Venture ("Joint Venture"). For the nine months ended September 30, 2000, the Partnership realized equity in the income of the Joint Venture property of approximately $10,000, and for the nine months ended September 30, 1999, the Partnership realized equity in the income of the Joint Venture property of approximately $22,000. For the three month period ended September 30, 2000, the Partnership realized equity in the loss of the Joint Venture property of approximately $1,000, and for the three month period ended September 30, 1999, the Partnership realized equity in the income of the Joint Venture property of approximately $7,000. On December 30, 1999, the Joint Venture sold its only investment property, Corinth Square, to an unaffiliated third party.

During the three months ended September 30, 1999, the Partnership determined that the Peachtree Corners Medical Building located in Atlanta, Georgia, with a carrying value of approximately $1,451,000, was impaired and its value was written down by approximately $600,000. The fair value was based upon current economic conditions and projected future operational cash flows.

Peachtree Corners Medical Building was the last commercial property in the commercial segment of the Partnership. Due to the sale of this property in December 1999, the results of the commercial segment have been classified as "Income (loss) from discontinued operation" and "Impairment loss from discontinued operation" for the three and nine month periods ended September 30, 2000 and 1999. There were no revenues for this property and the Partnership realized a loss from discontinued operation of approximately $11,000 during the nine month period ended September 30, 2000. Revenues of this property were approximately $47,000 and $121,000 for the three and nine months ended September 30, 1999, respectively. Income from discontinued operations was approximately $3,000 and $14,000, respectively.

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

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $473,000 compared to approximately $1,262,000 at September 30, 1999. Cash and cash equivalents decreased by approximately $694,000 from the Partnership's year ended December 31, 1999, due to approximately $1,684,000 of cash used in financing activities, which was partially offset by approximately $681,000 of cash provided by operating activities and approximately $309,000 of cash provided by investing activities. Cash used in financing activities consisted of distributions paid to the partners. Cash provided by investing activities consisted primarily of proceeds from the sale of the Corinth Square Joint Venture property and, to a lesser extent, distributions received from the Joint Venture, which were partially offset by property improvements and replacements. The Partnership invests its working capital reserves in money market accounts.

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

Bronson Place

During the nine months ended September 30, 2000, the Partnership spent approximately $26,000 on capital improvements at Bronson Place Apartments, consisting primarily of structural improvements, appliances, carpet and vinyl replacements, and clubhouse renovations. These improvements were funded from cash flow from operations. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $38,000, consisting primarily of carpet and vinyl replacements and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Meadow Wood

During the nine months ended September 30, 2000, the Partnership spent approximately $64,000 on capital improvements at Meadow Wood Apartments, consisting primarily of appliances, carpet and vinyl replacements, and parking lot improvements. These improvements were funded from cash flow from operations. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $112,000, consisting primarily of air conditioning unit replacement, parking lot improvements, structural improvements, appliances, and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Defoors Crossing

During the nine months ended September 30, 2000, the Partnership spent approximately $13,000 on capital improvements at Defoors Crossing Apartments, consisting primarily of carpet and vinyl replacements, appliances, swimming pool improvements, and major landscaping. These improvements were funded from cash flow from operations. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $31,000, consisting primarily of appliances and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

During the nine months ended September 30, 2000, the Partnership paid distributions of cash generated from the sale of Peachtree Corners Medical Building and Corinth Square Joint Venture of approximately $1,003,000 (approximately $993,000 to the limited partners or $16.26 per limited partnership unit) and approximately $681,000 of cash generated from operations (approximately $674,000 to the limited partners or $11.04 per limited partnership unit). Subsequent to September 30, 2000, the Partnership declared and paid a distribution from operations of approximately $308,000 (approximately $305,000 to the limited partners or $4.99 per limited partnership unit). During the nine months ended September 30, 1999, the Partnership paid distributions of cash generated from operations of approximately $308,000 (approximately $305,000 to the limited partners or $4.99 per limited partnership unit). Subsequent to September 30, 1999, the Partnership paid a distribution of cash generated from operations of approximately $730,000 (approximately $723,000 to the limited partners or $11.84 per limited partnership unit) which was approved and accrued during the nine months ended September 30, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of financings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

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