Form 10KSB
period 2000-12-31
UNITED INVESTORS INCOME PROPERTIES
filed 2001-03-29
CIK 830056

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year.  $1,832,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Commencing on or about May 4, 1988, the Partnership offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission ("SEC"), up to a maximum of 80,000 units of limited partnership interest (the "Units") at $250 per Unit with a minimum required purchase of eight Units or $2,000 (four Units or $1,000 for an Individual Retirement Account). The offering of Units terminated May 4, 1990. Upon termination of the offering, the Partnership had accepted subscriptions for 61,063 Units resulting in gross offering proceeds of approximately $15,266,000. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

The Partnership was engaged in the business of acquiring and operating multifamily residential and commercial real estate properties and other income producing real estate. The Partnership had acquired three multifamily residential properties, a medical office building, and an interest in a joint venture which owned a medical office building. The medical office building and the joint venture were sold December 30, 1999. The only remaining properties are residential properties. These remaining properties are further described in "Item 2. Description of Properties" below.

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

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                          Gross
                         Carrying     Accumulated   Useful                Federal
Property                   Value     Depreciation    Life     Method     Tax Basis
                             (in thousands)                           (in thousands)
Bronson Place             $ 3,687       $ 1,349    5-40 yrs    S/L        $ 2,461
Defoors Crossing            3,473         1,129    5-40 yrs    S/L          2,311
Meadow Wood                 3,826         1,260    5-40 yrs    S/L          2,564
        Totals            $10,986       $ 3,738                           $ 7,336

See "Note A" of the financial statements in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2000 and 1999 for each property:

                                      Average Annual             Average Annual
                                        Rental Rate                 Occupancy
                                        (per unit)
Property                            2000           1999         2000        1999
Bronson Place Apartments           $9,629         $9,405         92%         93%
Defoors Crossing Apartments         9,483          9,335         95%         95%
Meadow Wood Apartments              7,408          7,189         97%         94%

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and effective rates in 2000 for each property were:

                                                 2000            2000
                                                Billing          Rate
                                            (in thousands)
Bronson Place Apartments                         $ 53            1.32%
Defoors Crossing Apartments                        52            1.59%
Meadow Wood Apartments                             56            1.44%

Capital Improvements

Bronson Place

During the year ended December 31, 2000, the Partnership spent approximately $55,000 on capital improvements at Bronson Place Apartments, consisting primarily of structural improvements, appliances, plumbing upgrades, clubhouse renovations, and carpet and vinyl replacements. These improvements were funded from cash flow from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $19,250. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Defoors Crossing

During the year ended December 31, 2000, the Partnership spent approximately $21,000 on capital improvements at Defoors Crossing Apartments, consisting primarily of carpet and vinyl replacements, swimming pool upgrades, and appliances. These improvements were funded from cash flow from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $16,500. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Meadow Wood

During the year ended December 31, 2000, the Partnership spent approximately $75,000 on capital improvements at Meadow Wood Apartments, consisting primarily of carpet and vinyl replacements, appliances, and parking lot improvements. These improvements were funded from cash flow from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $23,375. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered 80,000 and sold 61,063 Limited Partnership Units during its offering period through May 4, 1990, aggregating approximately $15,266,000. The Partnership currently has 61,063 Limited Partnership Units outstanding and 1,454 holders of record. Affiliates of the General Partner owned 14,447 Units or 23.66% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000, and subsequent to December 31, 2000 (see "Item 6" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/99 - 12/31/99              $ 1,238 (1)           $20.08
       01/01/00 - 12/31/00                1,992 (2)            32.29
      Subsequent to 12/31/00                286 (1)             4.63

(1)   Distribution was made from cash from operations.

(2) Consists of $989,000 of cash from operations and $1,003,000 of cash from the sales of Peachtree Corners Medical Building and Corinth Square Joint Venture.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of financings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however that the Partnership will generate sufficient funds from operations after required capital improvements to permit any additional distributions to its partners in the year 2001 or subsequent periods. See "Item 2. Description of Properties, Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 14,447 limited partnership units in the Partnership representing 23.66% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Results of Operations

The Partnership realized net income of approximately $468,000 for the year ended December 31, 2000, compared to a net loss of approximately $540,000 for the year ended December 31, 1999. The increase in net income for the year ended December 31, 2000, is primarily due to the impairment loss on and sale of the discontinued operation of Peachtree Corners Medical Building in December 1999, as discussed below, and the equity in the loss of the joint venture due to the sale of Corinth Square Joint Venture on December 30, 1999, as discussed below.

Excluding the sale and the operations of the discontinued operation and the equity in income (loss) of the joint venture, the Partnership had income of approximately $463,000 and $489,000 for the years ended December 31, 2000 and 1999, respectively. Income decreased due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses increased for the year ended December 31, 2000 primarily due to increased depreciation, property tax, and operating expenses which were partially offset by decreased general and administrative expenses. Depreciation expense increased due to capital improvements completed during the past twelve months. Property tax expense increased due to a tax refund received by Meadow Wood Apartments in 1999. Operating expenses increased due to an increase in advertising at Bronson Place Apartments and Defoors Crossing Apartments and increased maintenance expenses at Bronson Place Apartments. General and administrative expense decreased for the year ended December 31, 2000 primarily due to a decrease in professional fees related to the oversight of the Partnership. Included in general and administrative expenses are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The increase in total revenues for the year ended December 31, 2000 was due to an increase in rental income, which was partially offset by a slight decrease in other income. Rental income increased primarily due to increased average annual rental rates at all of the Partnership's properties and improved occupancy at Meadow Wood Apartments which more than offset the slight decrease in occupancy at Bronson Place Apartments. Other income decreased slightly due to a decrease in lease cancellation fees at all of the Partnership's properties.

The Partnership had a 35% investment in Corinth Square Joint Venture ("Joint Venture"). For the year ended December 31, 2000, the Partnership realized equity in the income of the Joint Venture property of approximately $10,000, and for the year ended December 31, 1999, the Partnership realized equity in the loss on the sale of the joint venture property of approximately $209,000, and equity in the income of the joint venture of approximately $19,000 (excluding the loss on sale) (see "Note C - Investment in Corinth Square Joint Venture"). On December 30, 1999, the Joint Venture sold its only investment property, Corinth Square, to an unaffiliated third party. The sale resulted in net proceeds of approximately $1,143,000 after payment of closing costs, resulting in a loss on sale of approximately $598,000. The Partnership's 1999 pro-rata share of this loss is approximately $209,000.

During the third quarter of 1999, the Partnership determined that the Peachtree Corners Medical Building located in Atlanta, Georgia, with a carrying value of approximately $1,451,000, was impaired and its value was written down by approximately $600,000. The fair value was based upon current economic conditions and projected future operational cash flows. In December 1999, Peachtree Corners Medical Building was sold to an unaffiliated party for $700,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $615,000. For financial statement purposes, the sale resulted in a loss of approximately $246,000.

Peachtree Corners Medical Building was the last commercial property in the commercial segment of the Partnership. Due to the sale of this property in December 1999, the results of the commercial segment have been classified as "(Loss) income from discontinued operation" and "Impairment loss on discontinued operation" for the years ended December 31, 2000 and 1999. Revenues for this property were approximately $6,000 and $151,000 for the years ended December 31, 2000 and 1999, respectively. The Partnership realized a loss from discontinued operation of approximately $5,000 during the year ended December 31, 2000 and income from discontinued operation of approximately $7,000 during the year ended December 31, 1999.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $332,000 compared to approximately $1,167,000 at December 31, 1999. Cash and cash equivalents decreased by approximately $835,000 from the Partnership's year ended December 31, 1999, due to approximately $1,992,000 of cash used in financing activities, which was partially offset by approximately $889,000 of cash provided by operating activities and approximately $268,000 of cash provided by investing activities. Cash used in financing activities consisted of distributions paid to the partners. Cash provided by investing activities consisted primarily of proceeds from the sale of the Corinth Square Joint Venture property and, to a lesser extent, distributions received from the Joint Venture, which were partially offset by property improvements and replacements. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $59,125. Additional improvements may be considered and will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties. The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.

During the year ended December 31, 2000, the Partnership paid distributions of cash generated from the sale of Peachtree Corners Medical Building and Corinth Square Joint Venture of approximately $1,003,000 (approximately $993,000 to the limited partners or $16.26 per limited partnership unit) and approximately $989,000 of cash generated from operations (approximately $979,000 to the limited partners or $16.03 per limited partnership unit). Subsequent to December 31, 2000, the Partnership declared distributions from operations of approximately $286,000 (approximately $283,000 to the limited partners or $4.63 per limited partnership unit). During the year ended December 31, 1999, the Partnership paid distributions of cash generated from operations of approximately $1,238,000 (approximately $1,226,000 to the limited partners or $20.08 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of financings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any additional distributions to its partners during the year 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 14,447 limited partnership units in the Partnership representing 23.66% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 7.     Financial Statements

UNITED INVESTORS INCOME PROPERTIES

LIST OF FINANCIAL STATEMENTS

      Independent Auditors' Report

      Balance Sheet - December 31, 2000

      Statements of Operations - Years ended December 31, 2000 and 1999

      Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

      Statements of Cash Flows - Years ended December 31, 2000 and 1999

      Notes to Financial Statements

                          Independent Auditors' Report



The Partners
United Investors Income Properties


We have  audited  the  accompanying  balance  sheet of United  Investors  Income
Properties (the "Partnership") as of December 31, 2000, and the related statements of operations, changes in partners' (deficit) capital and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                                     /s/KPMG LLP


Greenville, South Carolina
February 15, 2001

                       UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000


Assets
   Cash and cash equivalents                                                 $  332
   Receivables and deposits                                                      47
   Other assets                                                                  41
   Investment properties (Note F):
      Land                                                    $ 1,522
      Buildings and related personal property                   9,464
                                                               10,986
      Less accumulated depreciation                            (3,738)        7,248
                                                                            $ 7,668
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $  21
   Tenant security deposit liabilities                                           51
   Other liabilities                                                             92

Partners' (Deficit) Capital
   General partner                                             $  (56)
   Limited partners (61,063 units issued and
      outstanding)                                              7,560         7,504
                                                                            $ 7,668

                 See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                                            Years Ended December 31,
                                                                2000          1999
Revenues:
   Rental income                                              $ 1,697       $ 1,675
   Other income                                                   135           139
      Total revenues                                            1,832         1,814

Expenses:
   Operating                                                      691           663
   General and administrative                                     131           168
   Depreciation                                                   387           361
   Property taxes                                                 160           133
      Total expenses                                            1,369         1,325

Income before equity in income (loss) of joint venture
   and discontinued operation                                     463           489

Equity in income (loss) of joint venture                           10          (190)

Income from continuing operations                                 473           299

(Loss) income from discontinued operation                          (5)            7
Impairment loss on discontinued operation                          --          (600)
Loss on sale of discontinued operation                             --          (246)

Net income (loss) (Note H)                                     $  468        $ (540)

Net income (loss) allocated to general partner (1%)                 5            (5)
Net income (loss) allocated to limited partners (99%)             463          (535)

                                                               $  468        $ (540)

Per limited partnership unit:
   Income from continuing operations                           $ 7.66        $ 4.85
   (Loss) income from discontinued operation                    (0.08)         0.11
   Impairment loss on discontinued operation                       --         (9.73)
   Loss on sale of discontinued operation                          --         (3.99)

Net income (loss)                                              $ 7.58       $ (8.76)

Distributions per limited partnership unit                    $ 32.29       $ 20.08

                 See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            61,063       $   --     $15,266    $15,266

Partners' (deficit) capital
   at December 31, 1998                   61,063       $  (24)    $10,830    $10,806

Distributions to partners                     --          (12)     (1,226)    (1,238)

Net loss for the year ended
   December 31, 1999                          --           (5)       (535)      (540)

Partners' (deficit) capital at
   December 31, 1999                      61,063          (41)      9,069      9,028

Distributions to partners                     --          (20)     (1,972)    (1,992)

Net income for the year
   ended December 31, 2000                    --            5         463        468

Partners' (deficit) capital
   at December 31, 2000                   61,063       $ (56)     $ 7,560    $ 7,504

                 See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              Year Ended December 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net income (loss)                                              $  468       $ (540)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Equity in net (income) loss of joint venture                   (10)         190
     Depreciation                                                   387          425
     Impairment loss on discontinued operation                       --          600
     Loss on sale of discontinued operation                          --          246
     Amortization of lease commissions                               --            7
     Change in accounts:
      Receivables and deposits                                      107           20
      Other assets                                                   (3)          19
      Accounts payable                                              (57)          53
      Tenant security deposit liabilities                             8          (16)
      Accrued property taxes                                         --           (7)
      Other liabilities                                             (11)          56

          Net cash provided by operating activities                 889        1,053

Cash flows from investing activities:
  Property improvements and replacements                           (151)        (231)
  Distributions from joint venture                                   19           40
  Proceeds from sale of discontinued operation                       --          615
  Proceeds from sale of joint venture property                      400           --

          Net cash provided by investing activities                 268          424

Cash flows used in financing activities:
  Distributions to partners                                      (1,992)      (1,238)

Net (decrease) increase in cash and cash equivalents               (835)         239

Cash and cash equivalents at beginning of year                    1,167          928

Cash and cash equivalents at end of year                         $  332      $ 1,167

Supplemental disclosure of non-cash activity:
  Sale of joint venture in exchange for receivable
   from affiliate                                                $   --        $ 400

                 See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization: United Investors Income Properties (the "Partnership" or "Registrant"), a Missouri Limited Partnership, was organized in June 1988, with the initial group of limited partners being admitted on July 27, 1988. Additional partners were admitted through May 1990. United Investors Real Estate, Inc., a Delaware Corporation, is the sole general partner ("UIRE" or the "General Partner") of the Partnership. UIRE was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), a subsidiary of Apartment Investment and Management Company ("AIMCO"). Thus, the General Partner is a subsidiary of AIMCO (see "Note B - Transfer of Control"). The Partnership Agreement states that the Partnership is to terminate on December 31, 2018, unless terminated prior to such date. As of December 31, 2000, the Partnership operates two residential properties in the northwest and one residential property in the south.

Cash and cash equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $300,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraisal or estimated fair market value. No adjustment for impairment of value was recorded for the year ended December 31, 2000. During the year ended December 31, 1999, the Partnership determined that Peachtree Corners Medical Building located in Atlanta, Georgia, with a carrying value of approximately $1,451,000, was impaired and its value was written down by approximately $600,000. The fair value was based upon current economic conditions and projected future operational cash flows. The property was sold on December 30, 1999 (see "Note E - Impairment Loss and Sale of Discontinued Operation").

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense for its residential properties, included in operating expense, was approximately $49,000 and $37,000 for the years ended December 31, 2000 and 1999, respectively.

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

There are no assets or liabilities remaining on the balance sheet of Corinth Square at December 31, 2000. The condensed profit and loss statement of the Joint Venture for the years ended December 31, 2000 and 1999, is summarized as follows (in thousands):

                                              2000           1999
Revenue                                       $  12          $ 378
Costs and expenses                               (3)          (323)

Income before gain (loss) on sale of
  property                                        9             55
Gain (loss) on sale of property                  20           (598)
Net income (loss)                             $  29         $ (543)

The Partnership's 35% equity interest in the loss on the sale of the Joint Venture property for the year ended December 31, 1999, was approximately $209,000. The equity interest in the income of the Joint Venture for the years ended December 31, 2000 and 1999 was approximately $10,000 and $19,000, respectively.

Note D - Distributions

During the year ended December 31, 2000, the Partnership paid distributions of cash generated from the sale of Peachtree Corners Medical Building and Corinth Square Joint Venture of approximately $1,003,000 (approximately $993,000 to the limited partners or $16.26 per limited partnership unit) and approximately $989,000 of cash generated from operations (approximately $979,000 to the limited partners or $16.03 per limited partnership unit). Subsequent to December 31, 2000, the Partnership declared distributions from operations of approximately $286,000 (approximately $283,000 to the limited partners or $4.63 per limited partnership unit). During the year ended December 31, 1999, the Partnership paid distributions of cash generated from operations of approximately $1,238,000 (approximately $1,226,000 to the limited partners or $20.08 per limited partnership unit).

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

Peachtree Corners Medical Building was the last commercial property in the commercial segment of the Partnership. Due to the sale of this property in December 1999, the results of the commercial segment have been classified as "(Loss) income from discontinued operation" and "Impairment loss on discontinued operation" for the years ended December 31, 2000 and 1999. Revenues for this property were approximately $6,000 and $151,000 for the years ended December 31, 2000 and 1999, respectively. The Partnership realized a loss from discontinued operation of approximately $5,000 during the year ended December 31, 2000 and income from discontinued operation of approximately $7,000 during the year ended December 31, 1999.

Note F - Real Estate and Accumulated Depreciation

                                       Initial Cost
                                      To Partnership

                                               Buildings       Net Costs
                                              and Related     Capitalized
                                               Personal      Subsequent to
Description                         Land       Property       Acquisition
                                      (in thousands)        (in thousands)

Bronson Place Apartments           $  501       $ 2,568           $ 618
Defoors Crossing Apartments           520         2,480             473
Meadow Wood Apartments                501         2,884             441

            Totals                $ 1,522       $ 7,932         $ 1,532


                     Gross Amount At Which
                            Carried
                     At December 31, 2000
                        (in thousands)

                           Buildings
                          And Related
                           Personal            Accumulated     Date of      Date    Depreciable
Description        Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                              (in thousands)
Bronson Place      $  501   $ 3,186   $ 3,687    $ 1,349         1988     11/01/88     5-40
Defoors Crossing      520     2,953     3,473      1,129         1988     05/01/89     5-40
Meadow Wood           501     3,325     3,826      1,260         1988     10/02/89     5-40

     Totals       $ 1,522   $ 9,464   $10,986    $ 3,738


Reconciliation of "Real Estate and Accumulated Depreciation":

                                              Years Ended December 31,
                                                  2000         1999
                                                   (in thousands)
   Investment Properties
   Balance at beginning of year                  $10,835      $12,513
      Property improvements                          151          231
      Impairment loss on discontinued
        operation                                     --         (600)
      Sale of discontinued operation                  --       (1,309)
   Balance at end of year                        $10,986      $10,835

   Accumulated Depreciation
   Balance at beginning of year                  $ 3,351      $ 3,400
      Amounts charged to expense                     387          361
      Sale of discontinued operation                  --         (410)
   Balance at end of year                        $ 3,738      $ 3,351

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $11,103,000 and $10,952,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $3,767,000 and $3,323,000, respectively.

Note G - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner during the years ended December 31, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)
   Property management fees (included in
     operating expenses)                                      $ 92       $ 90
   Reimbursement for services of affiliates (included
     in general and administrative expenses and
     investment properties)                                     47         38
   Due to affiliate (included in other liabilities)             21         21

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately
$92,000  and  $90,000  for  the  years  ended   December   31,  2000  and  1999,
respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $47,000 and $38,000 for the years ended December 31, 2000 and 1999, respectively.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. The commission was accrued at December 31, 1999 and 2000 and is included in other liabilities. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and a cumulative distribution equal to an 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At December 31, 2000, the limited partners had not received their return.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 14,447 limited partnership units in the Partnership representing 23.66% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note H - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income (loss) as reported in the financial statements and Federal taxable income (loss) allocated to the partners in the Partnership's tax return for the years ended December 31, 2000 and 1999 (in thousands, except unit data):

                                                       2000        1999

      Net income (loss) as reported                   $  468      $ (540)
      Add (deduct):
         Deferred revenue and other liabilities           13           6
         Depreciation differences                        (57)        (29)

      Federal taxable income (loss)                   $  424      $ (563)

      Federal taxable income (loss) per limited
         partnership unit                             $ 6.87      $(9.13)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 2000 (in thousands):

      Net assets as reported                                $ 7,504
      Differences in basis of assets and liabilities
         Deferred revenue and other liabilities                 (36)
         Accumulated depreciation                               (29)
         Commercial property at cost                            118
         Deferred charges and other assets                        3
         Other                                                    8
         Syndication costs                                    1,902

      Net assets - tax basis                                $ 9,470

Note I - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: residential properties and commercial property. The Partnership's residential segment consists of three apartment complexes one each located in Mountlake Terrace, Washington; Atlanta, Georgia; and Medford, Oregon. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of a medical building located in Atlanta, Georgia. On December 30, 1999, the commercial property held by the Partnership was sold to an unrelated party. Therefore, the commercial segment is reflected as discontinued operations (see "Note E - Impairment Loss and Sale of Discontinued Operation" for further information regarding the commercial property sale).

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

Segment information for the years ended December 31, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

                2000                   Residential    Commercial      Other     Totals
                                                    (discontinued)
Rental income                            $1,697          $  --          $ --    $1,697
Other income                                132             --             3       135
Depreciation                                387             --            --       387
General and administrative expense           --             --           131       131
Loss from discontinued
  operation                                  --             (5)           --        (5)
Equity in income of joint venture            --             --            10        10
Segment profit (loss)                       591             (5)         (118)      468
Total assets                              7,650             --            18     7,668
Capital expenditures for
  investment properties                     151              --           --       151


                1999                   Residential    Commercial      Other     Totals
                                                    (discontinued)
Rental income                            $1,675          $  --          $ --    $1,675
Other income                                116             --            23       139
Depreciation                                361             --            --       361
General and administrative expense           --             --           168       168
Income from discontinued
  operation                                  --              7            --         7
Impairment loss on discontinued
  operation                                  --           (600)           --      (600)
Loss on sale of discontinued
  operation                                  --           (246)           --      (246)
Equity in loss of joint venture              --             --          (190)     (190)
Segment profit (loss)                       634           (839)         (335)     (540)
Total assets                              8,041             --         1,211     9,252
Capital expenditures for
  investment properties                     231              --           --       231

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

      Name                 Age    Position

      Patrick J. Foye       43    Executive Vice President and Director

      Martha L. Long        41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed KPMG LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $37,000 and non-audit services (principally tax-related) of approximately $15,000.

Item 10.    Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the General Partner during the year ended December 31, 2000.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth those persons or entities known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000 and the ownership interests in limited partnership units of the General Partner and its affiliates.

               Entity                   Number of Units      Percentage

United Investors Real Estate Inc.               950             1.56%
  (an affiliate of AIMCO)
Insignia Properties LP                           88             0.14%
  (an affiliate of AIMCO)
AIMCO Properties LP                          13,409            21.96%
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

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner during the years ended December 31, 2000 and 1999:

                                                         2000          1999
                                                           (in thousands)

   Property management fees                              $ 92          $ 90
   Reimbursement for services of affiliates                47            38
   Due to affiliate                                        21            21

During the years ended December 31, 2000 and 1999, affiliates of the General partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately
$92,000  and  $90,000  for  the  years  ended   December   31,  2000  and  1999,
respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $47,000 and $38,000 for the years ended December 31, 2000 and 1999, respectively.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. The commission was accrued at December 31, 1999 and 2000 and is included in other liabilities. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and a cumulative distribution equal to an 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from his date of admission to the Partnership. At December 31, 2000, the limited partners had not received their return.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 14,447 limited partnership units in the Partnership representing 23.66% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 13.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

          None.

      (b) Reports on Form 8-K filed during the quarter ended December 31, 2000:

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

     10.9 Purchase and Sale Contract between Registrant and Cadle's Peachtree Medical Building, an Ohio Limited Liability Company, dated December 30, 1999; Incorporated by reference to Exhibit 10.9 to the Partnership's Annual Report on Form 10-KSB dated December 31, 1999.

     10.10Addendum to Purchase and Sale Contract between  Registrant and Cadle's
          Peachtree Medical Building, an Ohio Limited Liability Company, dated December 30, 1999; Incorporated by reference to Exhibit 10.10 to the Partnership's Annual Report on Form 10-KSB dated December 31, 1999.

     10.11Purchase and Sale Contract  between Corinth Square  Associates and The
          Cadle Company, an Ohio Corporation, dated December 30, 1999 relating to Corinth Square Professional Building; Incorporated by reference to
          Exhibit 10.11 to the Partnership's Annual Report on Form 10-KSB dated December 31, 1999.

     10.12Addendum  to  Purchase  and  Sale  Contract   between  Corinth  Square
          Associates and The Cadle Company, an Ohio Corporation, dated December 30, 1999 relating to Corinth Square Professional Building; Incorporated by reference to Exhibit 10.12 to the Partnership's Annual Report on Form 10-KSB dated December 31, 1999.

     16 Letter dated October 1, 1998 from the Registrant's former accountant incorporated by reference to Exhibit (c) filed with Registrant's Current Report on Form 8-K/A dated September 23, 1998.