Form 10QSB
period 2001-03-31
UNITED INVESTORS INCOME PROPERTIES
filed 2001-05-11
CIK 830056

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

                   For the quarterly period ended March 31, 2001


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                       UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $  197
   Receivables and deposits                                                      44
   Other assets                                                                  45
   Investment properties:
       Land                                                  $ 1,522
       Buildings and related personal property                 9,504
                                                              11,026
       Less accumulated depreciation                          (3,836)         7,190
                                                                            $ 7,476
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 28
   Tenant security deposit liabilities                                           49
   Accrued property taxes                                                        29
   Other liabilities                                                             63

Partners' (Deficit) Capital
   General partner                                             $ (58)
   Limited partners (61,063 units
      issued and outstanding)                                  7,365          7,307
                                                                            $ 7,476


                   See Accompanying Notes to Financial Statements

b)

                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                                2001          2000
Revenues:
   Rental income                                               $ 419         $ 423
   Other income                                                    27            28
       Total revenues                                             446           451

Expenses:
   Operating                                                      183           175
   General and administrative                                      34            31
   Depreciation                                                    98            97
   Property taxes                                                  42            37
       Total expenses                                             357           340

Income before equity in income of joint venture                    89           111
Equity in income of joint venture                                  --            11

Net income                                                      $ 89         $ 122

Net income allocated to general partner (1%)                    $ 1           $ 1
Net income allocated to limited partners (99%)                     88           121

                                                                $ 89         $ 122

Net income per limited partnership unit                        $ 1.44        $ 1.98

Distributions per limited partnership unit                     $ 4.63        $19.60

                   See Accompanying Notes to Financial Statements


c)

                       UNITED INVESTORS INCOME PROPERTIES

                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        61,063       $ --       $15,266      $15,266

Partners' (deficit) capital at
   December 31, 2000                  61,063      $ (56)      $ 7,560      $ 7,504

Distributions to partners                 --          (3)        (283)        (286)

Net income for the three months
   ended March 31, 2001                   --           1           88           89

Partners' (deficit) capital
   at March 31, 2001                  61,063      $ (58)      $ 7,365      $ 7,307


                   See Accompanying Notes to Financial Statements


d)
                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                      $ 89        $ 122
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Equity in net income of joint venture                           --          (11)
     Depreciation                                                    98           97
     Change in accounts:
      Receivables and deposits                                        3          103
      Other assets                                                   (4)          (1)
      Accounts payable                                                7          (43)
      Tenant security deposit liabilities                            (2)           2
      Accrued property taxes                                         29           24
      Other liabilities                                             (29)         (40)

              Net cash provided by operating activities             191          253

Cash flows from investing activities:
  Property improvements and replacements                            (40)         (45)
  Distributions from joint venture                                   --           18
  Proceeds from sale of joint venture property                       --          400

              Net cash (used in) provided by investing
               activities                                           (40)         373

Cash flows used in financing activities:
  Distributions to partners                                        (286)      (1,209)

Net decrease in cash and cash equivalents                          (135)        (583)

Cash and cash equivalents at beginning of period                    332        1,167

Cash and cash equivalents at end of period                       $ 197        $ 584

                   See Accompanying Notes to Financial Statements


e)

                       UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, an affiliate of Apartment Investment and Management Company ("AIMCO"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner during the three month periods ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 23      $ 23
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             11         9
 Due to affiliate (included in other liabilities)                   21        21

During the three months ended March 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $23,000 for both of the three month periods ended March 31, 2001 and 2000.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $11,000 and $9,000 for the three months ended March 31, 2001 and 2000, respectively.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. The commission was accrued at March 31, 2001 and 2000 and is included in other liabilities. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and a cumulative distribution equal to an 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At March 31, 2001, the limited partners had not received their return.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 14,671 limited partnership units in the Partnership representing 24.03% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note C - Distributions

During the three months ended March 31, 2001, the Partnership paid distributions of cash generated from operations of approximately $286,000 (approximately $283,000 to the limited partners or $4.63 per limited partnership unit). Subsequent to March 31, 2001, the Partnership paid a distribution of cash generated from operations of approximately $119,000 (approximately $118,000 to the limited partners or $1.93 per limited partnership unit). During the three months ended March 31, 2000, the Partnership paid a distribution of cash generated from the sale of Peachtree Corners Medical Building and Corinth Square Joint Venture of approximately $1,003,000 (approximately $993,000 to the limited partners or $16.26 per limited partnership unit) and approximately $206,000 of cash generated from operations (approximately $204,000 to the limited partners or $3.34 per limited partnership unit).


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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Bronson Place Apartments                      90%        93%
         Mountlake Terrace, Washington
      Meadow Wood Apartments                        92%        95%
         Medford, Oregon
      Defoors Crossing Apartments                   92%        96%
         Atlanta, Georgia

The General Partner attributes the decreased occupancy at Bronson Place Apartments, Meadow Wood Apartments, and Defoors Crossing Apartments to increased competition and increased home purchases during the first quarter.

Results of Operations

The Partnership realized net income of approximately $89,000 for the three months ended March 31, 2001, compared to net income of approximately $122,000 for the three months ended March 31, 2000. The decrease in net income is due to a decrease in total revenues, an increase in total expenses, and a decrease in the equity in the income of the joint venture due to the sale of Corinth Square Joint Venture on December 30, 1999.

The decrease in total revenues was due to a decrease in rental income. Rental income decreased primarily due to decreased occupancy at all of the Partnership's investment properties which more than offset an increase in average rental rates at all of the Partnership's investment properties.

Total expenses increased for the three months ended March 31, 2001 primarily due to increased operating, property tax, and general and administrative expenses. Operating expenses increased due to an increase in administrative salaries at Bronson Place Apartments and an increase in manager salaries at Meadow Wood Apartments. Property tax expense increased due to increases in assessed value at Bronson Place Apartments and Defoors Crossing Apartments. General and administrative expenses increased primarily due to an increase in professional fees related to the oversight of the Partnership. Included in general and administrative expenses are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $197,000 compared to approximately $584,000 at March 31, 2000. Cash and cash equivalents decreased by approximately $135,000 from the Partnership's year ended December 31, 2000, due to approximately $286,000 of cash used in financing activities and approximately $40,000 of cash used in investing activities, which was partially offset by approximately $191,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of distributions paid to the partners. The Partnership invests its working capital reserves in money market accounts.

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

Bronson Place

During the three months ended March 31, 2001, the Partnership spent approximately $3,000 on capital improvements at Bronson Place Apartments, consisting primarily of water heater unit replacements, carpet and vinyl replacements and appliances. These improvements were funded from cash flow from operations. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $22,000, consisting primarily of carpet and vinyl replacements and appliances. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Meadow Wood

During  the  three  months  ended  March  31,  2001,   the   Partnership   spent
approximately $8,000 on capital improvements at Meadow Wood Apartments, consisting primarily of carpet and vinyl replacements, appliances and water heater unit replacements. These improvements were funded from cash flow from operations. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $31,000, consisting primarily of water heater unit replacements, air conditioning unit replacement, appliances, lighting improvements and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Defoors Crossing

During the three months ended March 31, 2001, the Partnership spent approximately $29,000 on capital improvements at Defoors Crossing Apartments, consisting primarily of sub-metering improvements, carpet replacements, appliances, gutter replacements and plumbing improvements. These improvements were funded from cash flow from operations. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $51,000, consisting primarily of water submetering. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

During the three months ended March 31, 2001, the Partnership paid distributions of cash generated from operations of approximately $286,000 (approximately $283,000 to the limited partners or $4.63 per limited partnership unit). Subsequent to March 31, 2001, the Partnership paid a distribution of cash generated from operations of approximately $119,000 (approximately $118,000 to the limited partners or $1.93 per limited partnership unit). During the three months ended March 31, 2000, the Partnership paid a distribution of cash generated from the sale of Peachtree Corners Medical Building and Corinth Square Joint Venture of approximately $1,003,000 (approximately $993,000 to the limited partners or $16.26 per limited partnership unit) and approximately $206,000 of cash generated from operations (approximately $204,000 to the limited partners or $3.34 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of financings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 14,671 limited partnership units in the Partnership representing 24.03% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

                           PART II - OTHER INFORMATION




ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               None.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
               2001:

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