Form 10QSB
period 2001-06-30
UNITED INVESTORS INCOME PROPERTIES
filed 2001-07-26
CIK 830056

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report



                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                    For the quarterly period ended June 30, 2001


[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                       UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                 $  244
   Receivables and deposits                                                      40
   Other assets                                                                  31
   Investment properties:
       Land                                                  $ 1,522
       Buildings and related personal property                 9,571
                                                              11,093
       Less accumulated depreciation                          (3,935)         7,158
                                                                            $ 7,473
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $   17
   Tenant security deposit liabilities                                           51
   Accrued property taxes                                                        34
   Other liabilities                                                             76

Partners' (Deficit) Capital
   General partner                                             $ (58)
   Limited partners (61,063 units
      issued and outstanding)                                  7,353          7,295
                                                                            $ 7,473


                   See Accompanying Notes to Financial Statements

b)

                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)

                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                          2001         2000         2001        2000
Revenues
  Rental income                           $ 436        $ 431        $ 855       $ 854
  Other income                               35           45           62          73
         Total revenues                     471          476          917         927

Expenses:
  Operating                                 176          167          359         342
  General and administrative                 47           41           81          72
  Depreciation                               99           98          197         195
  Property taxes                             42           40           84          77
         Total expenses                     364          346          721         686

Income before equity in income of
  joint venture                             107          130          196         241
Equity in income of joint venture            --           --           --          11

Net income                               $  107        $ 130        $ 196       $ 252

Net income allocated to general
  partner (1%)                            $ 1          $ 1          $ 2         $ 3
Net income allocated to limited
  partners (99%)                            106          129          194         249

                                         $ 107        $ 130        $ 196       $ 252

Net income per limited partnership
  unit                                   $ 1.74       $ 2.11      $ 3.18      $ 4.08
Distributions per limited
  partnership unit                       $ 1.94       $ 7.70      $ 6.57      $ 27.30

                   See Accompanying Notes to Financial Statements

c)

                       UNITED INVESTORS INCOME PROPERTIES

                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        61,063       $ --       $15,266      $15,266

Partners' (deficit) capital at
   December 31, 2000                  61,063      $ (56)      $ 7,560      $ 7,504

Distributions to partners                 --          (4)        (401)        (405)

Net income for the six months
   ended June 30, 2001                    --           2          194          196

Partners' (deficit) capital
   at June 30, 2001                   61,063      $ (58)      $ 7,353      $ 7,295


                   See Accompanying Notes to Financial Statements


d)

                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 196        $ 252
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in net income of joint venture                           --          (11)
     Depreciation                                                   197          195
     Change in accounts:
         Receivables and deposits                                     7           99
         Other assets                                                10           20
         Accounts payable                                            (4)         (71)
         Tenant security deposit liabilities                         --            5
         Accrued property taxes                                      34           24
         Other liabilities                                          (16)         (35)
              Net cash provided by operating activities             424          478

Cash flows from investing activities:
  Property improvements and replacements                           (107)         (77)
  Distributions from joint venture                                   --           11
  Proceeds from sale of joint venture property                       --          400
              Net cash (used in) provided by investing
                  activities                                       (107)         334

Cash flows used in financing activities:
  Distributions to partners                                        (405)      (1,684)

Net decrease in cash and cash equivalents                           (88)        (872)

Cash and cash equivalents at beginning of period                    332        1,167

Cash and cash equivalents at end of period                       $ 244        $ 295

                   See Accompanying Notes to Financial Statements

e)

                       UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner during the six month periods ended June 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 47      $ 46
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             37        26
 Due to affiliate (included in other liabilities)                   21        21

During the six months ended June 30, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately
$47,000 and $46,000 for the six months ended June 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $37,000 and $26,000 for the six months ended June 30, 2001 and 2000, respectively.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. However, this commission is not payable until the limited partners receive distributions equal to their adjusted capital investment and a cumulative 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At June 30, 2001, the limited partners had not received their priority return. Therefore, the commission is included in other liabilities at June 30, 2001.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 15,066 limited partnership units in the Partnership representing 24.67% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note C - Distributions

During the six months ended June 30, 2001, the Partnership paid distributions of cash generated from operations of approximately $405,000 (approximately $401,000 to the limited partners or $6.57 per limited partnership unit). During the six months ended June 30, 2000, the Partnership paid distributions of cash generated from the sale of Peachtree Corners Medical Building and Corinth Square Joint Venture of approximately $1,003,000 (approximately $993,000 to the limited partners or $16.26 per limited partnership unit) and approximately $681,000 of cash generated from operations (approximately $674,000 to the limited partners or $11.04 per limited partnership unit).

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Bronson Place Apartments                      93%        93%
         Mountlake Terrace, Washington
      Meadow Wood Apartments                        94%        97%
         Medford, Oregon
      Defoors Crossing Apartments                   92%        96%
         Atlanta, Georgia

The General Partner attributes the decreased occupancy at Meadow Wood Apartments and Defoors Crossing Apartments to increased home purchases and increased employment transfers and layoffs in the Medford, Oregon and Atlanta, Georgia areas during the six months ended June 30, 2001.

Results of Operations

The Partnership realized net income of approximately $196,000 for the six months ended June 30, 2001 compared to net income of approximately $252,000 for the six months ended June 30, 2000. The Partnership's net income for the three months ended June 30, 2001 was approximately $107,000 compared to net income of approximately $130,000 for the three months ended June 30, 2000. The decrease in net income for the six month period ended June 30, 2001 is due to a decrease in total revenues, an increase in total expenses, and a decrease in the equity in the income of the joint venture due to the sale of Corinth Square Joint Venture on December 30, 1999. The decrease in net income for the three month period ended June 30, 2001 is due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased for the three and six month periods ended June 30, 2001 due to a decrease in other income partially offset by a slight increase in rental income. Other income decreased due primarily to decreased interest income resulting from lower average cash balances in interest bearing accounts. Rental income increased primarily due to an increase in average rental rates at all of the Partnership's investment properties which more than offset a decrease in occupancy at Meadow Wood Apartments and Defoors Crossing Apartments.

Total expenses increased for the three and six month periods ended June 30, 2001 primarily due to increased property tax, operating and general and administrative expenses. Property tax expense increased for the three and six month periods ended June 30, 2001 due to an increase in assessed value at Defoors Crossing Apartments. Operating expenses increased for the three and six month periods ended June 30, 2001 due to increases in employee salaries at Bronson Place Apartments and Meadow Wood Apartments and increased appraisal fees at all of the properties. These increases were partially offset by reduced maintenance costs at all the properties and reduced advertising expense at Defoors Crossing Apartments. General and administrative expenses increased for the three and six month periods ended June 30, 2001 primarily due to increases in the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both June 30, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $244,000 compared to approximately $295,000 at June 30, 2000. Cash and cash equivalents decreased by approximately $88,000 from December 31, 2000 due to approximately $107,000 of cash used in investing activities and approximately $405,000 of cash used in financing activities, which was partially offset by approximately $424,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of distributions paid to the partners.
The Partnership invests its working capital reserves in interest bearing accounts.

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

Bronson Place

During the six months ended June 30, 2001, the Partnership spent approximately $21,000 on capital improvements at Bronson Place Apartments, consisting primarily of appliances and carpet and vinyl replacements. These improvements were funded from cash flow from operations. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $23,000, consisting primarily of carpet and vinyl replacements and appliances. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Meadow Wood

During the six months ended June 30, 2001, the Partnership spent approximately $39,000 on budgeted and non budgeted capital improvements at Meadow Wood Apartments, consisting primarily of plumbing upgrades, carpet and vinyl replacements, and lighting improvements. These improvements were funded from cash flow from operations. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $34,000, consisting primarily of appliances and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Defoors Crossing

During the six months ended June 30, 2001, the Partnership spent approximately $47,000 on capital improvements at Defoors Crossing Apartments, consisting primarily of carpet replacements, sub-metering improvements, appliances, structural improvements, plumbing improvements, and wall coverings. These improvements were funded from cash flow from operations. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $51,000, consisting primarily of water sub-metering. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

During the six months ended June 30, 2001, the Partnership paid distributions of cash generated from operations of approximately $405,000 (approximately $401,000 to the limited partners or $6.57 per limited partnership unit). During the six months ended June 30, 2000, the Partnership paid distributions of cash generated from the sale of Peachtree Corners Medical Building and Corinth Square Joint Venture of approximately $1,003,000 (approximately $993,000 to the limited partners or $16.26 per limited partnership unit) and approximately $681,000 of cash generated from operations (approximately $674,000 to the limited partners or $11.04 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of financings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 15,066 limited partnership units in the Partnership representing 24.67% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               None.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

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