Form 10QSB
period 2001-09-30
UNITED INVESTORS INCOME PROPERTIES
filed 2001-10-29
CIK 830056

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

              For the quarterly period ended September 30, 2001


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                       UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                               September 30, 2001



Assets
   Cash and cash equivalents                                                 $  303
   Receivables and deposits                                                      23
   Other assets                                                                  22
   Investment properties:
       Land                                                  $ 1,522
       Buildings and related personal property                 9,658
                                                              11,180
       Less accumulated depreciation                          (4,033)         7,147
                                                                            $ 7,495
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 50
   Tenant security deposit liabilities                                           53
   Accrued property taxes                                                        33
   Other liabilities                                                             82

Partners' (Deficit) Capital
   General partner                                             $ (59)
   Limited partners (61,063 units
      issued and outstanding)                                  7,336          7,277
                                                                            $ 7,495


                See Accompanying Notes to Financial Statements


b)

                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)

                                               Three Months Ended       Nine Months Ended
                                                 September 30,            September 30,
                                                2001        2000         2001         2000
Revenues
  Rental income                                $ 433       $ 420       $ 1,288      $ 1,274
  Other income                                     43          35          105          108
         Total revenues                           476         455        1,393        1,382

Expenses:
  Operating                                       187         175          546          517
  General and administrative                       23          29          104          101
  Depreciation                                     98          95          295          290
  Property taxes                                   31          41          115          118
         Total expenses                           339         340        1,060        1,026

Income before equity in (loss) income
  of joint venture                                137         115          333          356
Equity in (loss) income of joint venture           --          (1)          --           10

Net income                                     $ 137       $ 114        $ 333        $ 366

Net income allocated to general
  partner (1%)                                  $ 1         $ 1          $ 3          $ 4
Net income allocated to limited
  partners (99%)                                  136         113          330          362

                                               $ 137       $ 114        $ 333        $ 366

Net income per limited partnership
  unit                                        $ 2.23       $ 1.85       $ 5.40      $ 5.93
Distributions per limited
  partnership unit                            $ 2.50        $ --        $ 9.07      $ 27.30

                See Accompanying Notes to Financial Statements

c)

                       UNITED INVESTORS INCOME PROPERTIES

             STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)

                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        61,063       $ --       $15,266      $15,266

Partners' (deficit) capital at
   December 31, 2000                  61,063      $ (56)      $ 7,560      $ 7,504

Distributions to partners                 --          (6)        (554)        (560)

Net income for the nine months
   ended September 30, 2001               --           3          330          333

Partners' (deficit) capital
   at September 30, 2001              61,063      $ (59)      $ 7,336      $ 7,277

                See Accompanying Notes to Financial Statements


d)

                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 333        $ 366
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in net income of joint venture                           --          (10)
     Depreciation                                                   295          290
     Change in accounts:
         Receivables and deposits                                    24           95
         Other assets                                                19            5
         Accounts payable                                            29          (72)
         Tenant security deposit liabilities                          2            6
         Accrued property taxes                                      33           27
         Other liabilities                                          (10)         (26)
              Net cash provided by operating activities             725          681

Cash flows from investing activities:
  Property improvements and replacements                           (194)        (103)
  Distributions from joint venture                                   --           12
  Proceeds from sale of joint venture property                       --          400
              Net cash (used in) provided by investing
                  activities                                       (194)         309

Cash flows used in financing activities:
  Distributions to partners                                        (560)      (1,684)

Net decrease in cash and cash equivalents                           (29)        (694)

Cash and cash equivalents at beginning of period                    332        1,167

Cash and cash equivalents at end of period                       $ 303        $ 473

                See Accompanying Notes to Financial Statements


e)

                       UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made or accrued to affiliates of the General Partner during the nine month periods ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 72      $ 69
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             48        37
 Due to affiliate (included in other liabilities)                   21        21

During the nine months ended September 30, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $72,000 and $69,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $48,000 and $37,000 for the nine months ended September 30, 2001 and 2000, respectively.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. However, this commission is not payable until the limited partners receive distributions equal to their adjusted capital investment and a cumulative 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At September 30, 2001, the limited partners had not received their priority return. Therefore, the commission is included in other liabilities at September 30, 2001.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 15,256 limited partnership units in the Partnership representing 24.98% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Distributions

During the nine months ended September 30, 2001, the Partnership paid distributions of cash generated from operations of approximately $560,000 (approximately $554,000 to the limited partners or $9.07 per limited partnership unit). Subsequent to September 30, 2001, the Partnership declared a distribution from operations of approximately $102,000 (approximately $101,000 to the limited partners or $1.65 per limited partnership unit). During the nine months ended September 30, 2000, the Partnership paid distributions of cash generated from the sale of Peachtree Corners Medical Building and Corinth Square Joint Venture of approximately $1,003,000 (approximately $993,000 to the limited partners or $16.26 per limited partnership unit) and approximately $681,000 of cash generated from operations (approximately $674,000 to the limited partners or $11.04 per limited partnership unit).

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Bronson Place Apartments                      94%        92%
         Mountlake Terrace, Washington
      Meadow Wood Apartments                        94%        97%
         Medford, Oregon
      Defoors Crossing Apartments                   91%        96%
         Atlanta, Georgia

The General Partner attributes the decreased occupancy at Meadow Wood Apartments to increased home purchases and increased employment transfers and layoffs in the Medford, Oregon area during the nine months ended September 30, 2001. The General Partner attributes the decreased occupancy at Defoors Crossing Apartments to increased concessions offered by competitors due to a softer rental market caused by increased home purchases.

Results of Operations

The Partnership realized net income of approximately $333,000 for the nine months ended September 30, 2001 compared to net income of approximately $366,000 for the nine months ended September 30, 2000. The Partnership's net income for the three months ended September 30, 2001 was approximately $137,000 compared to net income of approximately $114,000 for the three months ended September 30, 2000. The decrease in net income for the nine month period ended September 30, 2001 is due to an increase in total expenses and a decrease in the equity in the income of the joint venture due to the sale of Corinth Square Joint Venture on December 30, 1999 partially offset by a slight increase in total revenues. The increase in net income for the three month period ended September 30, 2001 is due to an increase in total revenues.

Total revenues increased for the nine month period ended September 30, 2001 due to an increase in rental income partially offset by a decrease in other income. Total revenues increased for the three months ended September 30, 2001 due to an increase in rental income and other income. Rental income increased for both periods primarily due to an increase in average rental rates at all of the Partnership's investment properties and an increase in occupancy at Bronson Place Apartments which more than offset a decrease in occupancy and increased concession costs at Meadow Wood Apartments and Defoors Crossing Apartments. Other income increased for the three month period ended September 30, 2001 due to increased utility reimbursements primarily at Bronson Place Apartments partially offset by reduced interest income resulting from lower cash balances in interest bearing accounts. Other income decreased for the nine month period ended September 30, 2001 due primarily to decreased interest income resulting from lower average cash balances in interest bearing accounts partially offset by increased utility reimbursements primarily at Bronson Place Apartments.

Total expenses increased for the nine month period ended September 30, 2001 due to increased operating, depreciation, and general and administrative expenses partially offset by decreased property tax expense. Operating expenses increased for the nine month period ended September 30, 2001 due to an increase in employee salaries at all of the Partnership's investment properties. This increase was partially offset by reduced maintenance costs at Bronson Place Apartments and Meadow Wood Apartments and reduced advertising expense primarily at Defoors Crossing Apartments. Depreciation expense increased for the nine month period ended September 30, 2001 due to capital improvements completed during the past twelve months. Property tax expense decreased for the nine month period ended September 30, 2001 due to a tax refund received by Defoors Crossing Apartments in 2001. General and administrative expenses increased for the nine months ended September 30, 2001 primarily due to increases in the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both September 30, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $303,000 compared to approximately $473,000 at September 30, 2000. Cash and cash equivalents decreased by approximately $29,000 from December 31, 2000 due to approximately $194,000 of cash used in investing activities and approximately $560,000 of cash used in financing activities, which was partially offset by approximately $725,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of distributions paid to the partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

Bronson Place

During the nine months ended September 30, 2001, the Partnership spent approximately $65,000 on budgeted and non-budgeted capital improvements at Bronson Place Apartments, consisting primarily of carpet and vinyl replacements, appliances and other building improvements. These improvements were funded from cash flow from operations. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $23,000, consisting primarily of carpet and vinyl replacements and appliances. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Meadow Wood

During the nine months ended September 30, 2001, the Partnership spent approximately $55,000 on budgeted and non budgeted capital improvements at Meadow Wood Apartments, consisting primarily of plumbing upgrades, carpet and vinyl replacements, and lighting improvements. These improvements were funded from cash flow from operations. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $35,000, consisting primarily of appliances and carpet replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Defoors Crossing

During the nine months ended September 30, 2001, the Partnership spent approximately $74,000 on budgeted and non-budgeted capital improvements at Defoors Crossing Apartments, consisting primarily of carpet replacements, sub-metering improvements, appliances, structural improvements, plumbing improvements, and wall coverings. These improvements were funded from cash flow from operations. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $58,000, consisting primarily of water sub-metering. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

During the nine months ended September 30, 2001, the Partnership paid distributions of cash generated from operations of approximately $560,000 (approximately $554,000 to the limited partners or $9.07 per limited partnership unit). Subsequent to September 30, 2001, the Partnership declared a distribution from operations of approximately $102,000 (approximately $101,000 to the limited partners or $1.65 per limited partnership unit). During the nine months ended September 30, 2000, the Partnership paid distributions of cash generated from the sale of Peachtree Corners Medical Building and Corinth Square Joint Venture of approximately $1,003,000 (approximately $993,000 to the limited partners or $16.26 per limited partnership unit) and approximately $681,000 of cash generated from operations (approximately $674,000 to the limited partners or $11.04 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of financings and/or property sales. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 15,256 limited partnership units in the Partnership representing 24.98% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

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