Form 10KSB
period 2001-12-31
UNITED INVESTORS INCOME PROPERTIES
filed 2002-03-29
CIK 830056

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year.  $1,874,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

United Investors Income Properties (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri on June 23, 1988. The Partnership is governed by an Agreement of Limited Partnership dated July 27, 1988. United Investors Real Estate, Inc., a Delaware corporation, is the sole general partner ("UIRE" or the "General Partner") of the Partnership. UIRE was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus the General Partner is now wholly-owned by AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2018 unless terminated prior to such date.

Commencing in May 1988, the Partnership offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission ("SEC"), up to a maximum of 80,000 units of limited partnership interest (the "Units") at $250 per Unit with a minimum required purchase of eight Units or $2,000 (four Units or $1,000 for an Individual Retirement Account). The offering of Units terminated May 4, 1990. Upon termination of the offering, the Partnership had accepted subscriptions for 61,063 Units resulting in gross offering proceeds of approximately $15,266,000. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

The Partnership was engaged in the business of acquiring and operating multifamily residential and commercial real estate properties and other income producing real estate. The Partnership had acquired three multifamily residential properties, a medical office building, and an interest in a joint venture which owned a medical office building. The medical office building and the joint venture were sold December 30, 1999. The remaining properties are residential properties. These remaining properties are further described in "Item 2. Description of Properties" below.

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


                       Gross
                      Carrying    Accumulated   Depreciable               Federal
Property               Value     Depreciation   Life-Years    Method     Tax Basis
                          (in thousands)                              (in thousands)
Bronson Place         $ 3,800       $ 1,477      5-40 yrs      S/L        $ 2,439
Defoors Crossing        3,557         1,251      5-40 yrs      S/L          2,275
Meadow Wood             3,886         1,405      5-40 yrs      S/L          2,476
      Totals          $11,243       $ 4,133                               $ 7,190

See "Note A" of the financial statements in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2001 and 2000 for each property:

                                      Average Annual             Average Annual
                                        Rental Rate                 Occupancy
                                        (per unit)
Property                            2001           2000         2001        2000
Bronson Place Apartments           $9,995         $9,629         94%         92%
Defoors Crossing Apartments         9,820          9,483         92%         95%
Meadow Wood Apartments              7,832          7,408         94%         97%

The General Partner attributes the decreased occupancy at Defoors Crossing Apartments to increased concessions offered by competitors due to a softer rental market caused by increased home purchases. The General Partner attributes the decreased occupancy at Meadow Wood Apartments to increased home purchases and layoffs in the Medford, Oregon area during the year ended December 31, 2001.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and effective rates in 2001 for each property were:

                                                 2001            2001
                                                Billing          Rate
                                            (in thousands)
Bronson Place Apartments                         $ 53            1.32%
Defoors Crossing Apartments                        46            1.46%
Meadow Wood Apartments                             53            1.45%

Capital Improvements

Bronson Place

During the year ended December 31, 2001, the Partnership spent approximately $113,000 on capital improvements at Bronson Place Apartments, consisting primarily of structural improvements, appliances, swimming pool upgrades, plumbing upgrades, and carpet and vinyl replacements. These improvements were funded from cash flow from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $21,000. Additional improvements may be considered and will depend on the physical condition of the property and anticipated cash flow generated by the property.

Defoors Crossing

During the year ended December 31, 2001, the Partnership spent approximately $84,000 on capital improvements at Defoors Crossing Apartments, consisting primarily of carpet replacements, water sub-metering improvements, structural improvements, wall coverings, plumbing improvements, and appliances. These improvements were funded from cash flow from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $18,000. Additional improvements may be considered and will depend on the physical condition of the property and anticipated cash flow generated by the property.

Meadow Wood

During the year ended December 31, 2001, the Partnership spent approximately $60,000 on capital improvements at Meadow Wood Apartments, consisting primarily of carpet and vinyl replacements, appliances, plumbing enhancements, and lighting upgrades. These improvements were funded from cash flow from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $25,500. Additional improvements may be considered and will depend on the physical condition of the property and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered 80,000 and sold 61,063 Limited Partnership Units during its offering period through May 4, 1990, aggregating approximately $15,266,000. The Partnership currently has 61,063 Limited Partnership Units outstanding and 1,360 holders of record. Affiliates of the General Partner owned 18,073 Units or 29.60% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001 and subsequent to December 31, 2001 (see "Item 6" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/00 - 12/31/00              $ 1,992 (1)           $32.29
       01/01/01 - 12/31/01                  752 (2)            12.18
      Subsequent to 12/31/01                 83 (2)             1.34

(1) Consists of $989,000 of cash from operations and $1,003,000 of cash from the sales of Peachtree Corners Medical Building and Corinth Square Joint Venture.

(2)   Distribution was made from cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of financings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however that the Partnership will generate sufficient funds from operations after required capital improvements to permit any additional distributions to its partners in the year 2002 or subsequent periods. See "Item 2. Description of Properties, Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,073 limited partnership units in the Partnership representing 29.60% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Results of Operations

The Partnership realized net income of approximately $465,000 for the year ended December 31, 2001, compared to net income of approximately $468,000 for the year ended December 31, 2000. The decrease in net income for the year ended December 31, 2001, is primarily due to an increase in total expenses largely offset by an increase in total revenues.

Total revenues increased for the year ended December 31, 2001 due to an increase in rental income and other income. Rental income increased primarily due to an increase in average rental rates at all of the Partnership's investment properties and an increase in occupancy at Bronson Place Apartments which more than offset a decrease in occupancy and increased concession costs at Meadow Wood and Defoors Crossing Apartments. Other income increased for the year ended December 31, 2001 due to increased utility reimbursements primarily at Bronson Place Apartments partially offset by reduced interest income resulting from lower average cash balances in interest bearing accounts.

Total expenses increased for the year ended December 31, 2001 due to increased operating and depreciation expenses partially offset by decreased general and administrative expenses. Operating expenses increased for the year ended December 31, 2001 due to an increase in payroll expenses at all of the Partnership's investment properties. This increase was partially offset by reduced maintenance costs at Bronson Place Apartments and reduced advertising expense primarily at Defoors Crossing Apartments. Depreciation expense increased for the year ended December 31, 2001 due to capital improvements completed during the past twelve months at all of the Partnership's investment properties. General and administrative expenses decreased for the year ended December 31, 2001 primarily due to decreased legal expenses partially offset by increases in the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both December 31, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership had a 35% investment in Corinth Square Joint Venture ("Joint Venture"). For the year ended December 31, 2000, the Partnership realized equity in income of the Joint Venture property of approximately $10,000. The Joint Venture's only investment property was sold December 31, 1999. The Partnership received its share of the sale proceeds of approximately $400,000 in January 2000.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $228,000 compared to approximately $332,000 at December 31, 2000. Cash and cash equivalents decreased by approximately $104,000 from the Partnership's year ended December 31, 2000, due to approximately $257,000 of cash used in investing activities and approximately $752,000 of cash used in financing activities, which was partially offset by approximately $905,000 of cash provided by operating activities. Cash used in investing consisted of property improvements and replacements. Cash used in financing activities consisted of distributions paid to the partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the year ended December 31, 2001, the Partnership paid distributions of cash generated from operations of approximately $752,000 (approximately $744,000 to the limited partners or $12.18 per limited partnership unit). During the year ended December 31, 2000, the Partnership paid distributions of cash generated from the sale of Peachtree Corners Medical Building and Corinth Square Joint Venture of approximately $1,003,000 (approximately $993,000 to the limited partners or $16.26 per limited partnership unit) and approximately $989,000 of cash generated from operations (approximately $979,000 to the limited partners or $16.03 per limited partnership unit). Subsequent to December 31, 2001, the Partnership paid a distribution from operations of approximately $83,000 (approximately $82,000 to the limited partners or $1.34 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of financings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any additional distributions to its partners during the year 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,073 limited partnership units in the Partnership representing 29.60% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

UNITED INVESTORS INCOME PROPERTIES

LIST OF FINANCIAL STATEMENTS

      Independent Auditors' Report

      Balance Sheet - December 31, 2001

      Statements of Operations - Years ended December 31, 2001 and 2000

      Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Financial Statements

                          Independent Auditors' Report



The Partners
United Investors Income Properties


We have  audited  the  accompanying  balance  sheet of United  Investors  Income
Properties (the "Partnership") as of December 31, 2001, and the related statements of operations, changes in partners' (deficit) capital and cash flows for each of the years in the two-year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                                     /s/KPMG LLP


Greenville, South Carolina
March 4, 2002

                       UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2001



Assets
   Cash and cash equivalents                                                 $  228
   Receivables and deposits                                                      25
   Other assets                                                                  39
   Investment properties (Note D):
      Land                                                    $ 1,522
      Buildings and related personal property                   9,721
                                                               11,243
      Less accumulated depreciation                            (4,133)        7,110
                                                                            $ 7,402
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $ 14
   Tenant security deposit liabilities                                           53
   Accrued property taxes                                                         3
   Other liabilities                                                            115

Partners' (Deficit) Capital
   General partner                                             $ (59)
   Limited partners (61,063 units issued and
      outstanding)                                              7,276         7,217
                                                                            $ 7,402

                   See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                        (in thousands, except per unit data)


                                                            Years Ended December 31,
                                                                2001          2000



Revenues:
   Rental income                                              $ 1,723       $ 1,697
   Other income                                                   151           135
      Total revenues                                            1,874         1,832

Expenses:
   Operating                                                      729           696
   General and administrative                                     125           131
   Depreciation                                                   395           387
   Property taxes                                                 160           160
      Total expenses                                            1,409         1,374

Income before equity in income of joint venture                   465           458

Equity in income of joint venture (Note B)                         --            10

Net income                                                     $ 465         $ 468

Net income allocated to general partner (1%)                    $ 5           $ 5
Net income allocated to limited partners (99%)                    460           463

                                                               $ 465         $ 468

Net income per limited partnership unit                        $ 7.53        $ 7.58

Distributions per limited partnership unit                    $ 12.18       $ 32.29

                   See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            61,063        $ --      $15,266    $15,266

Partners' (deficit) capital
   at December 31, 1999                   61,063       $ (41)     $ 9,069    $ 9,028

Distributions to partners                     --          (20)     (1,972)    (1,992)

Net income for the year ended
   December 31, 2000                          --            5         463        468

Partners' (deficit) capital at
   December 31, 2000                      61,063          (56)      7,560      7,504

Distributions to partners                     --           (8)       (744)      (752)

Net income for the year
   ended December 31, 2001                    --            5         460        465

Partners' (deficit) capital
   at December 31, 2001                   61,063       $ (59)     $ 7,276    $ 7,217


                   See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                              Year Ended December 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 465        $ 468
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Equity in net income of joint venture                           --          (10)
     Depreciation                                                   395          387
     Change in accounts:
      Receivables and deposits                                       22          107
      Other assets                                                    2           (3)
      Accounts payable                                               (7)         (57)
      Tenant security deposit liabilities                             2            8
      Accrued property taxes                                          3           --
      Other liabilities                                              23          (11)

          Net cash provided by operating activities                 905          889

Cash flows from investing activities:
  Property improvements and replacements                           (257)        (151)
  Distributions from joint venture                                   --           19
  Proceeds from sale of joint venture property                       --          400

          Net cash (used in) provided by investing
            activities                                             (257)         268

Cash flows used in financing activities:
  Distributions to partners                                        (752)      (1,992)

Net decrease in cash and cash equivalents                          (104)        (835)

Cash and cash equivalents at beginning of year                      332        1,167

Cash and cash equivalents at end of year                         $ 228        $ 332


                   See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization: United Investors Income Properties (the "Partnership" or "Registrant"), a Missouri Limited Partnership, was organized in June 1988, with the initial group of limited partners being admitted on July 27, 1988. Additional partners were admitted through May 1990. United Investors Real Estate, Inc., a Delaware Corporation, is the sole general partner ("UIRE" or the "General Partner") of the Partnership. UIRE was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the General Partner is a subsidiary of AIMCO. The Partnership Agreement states that the Partnership is to terminate on December 31, 2018, unless terminated prior to such date. As of December 31, 2001, the Partnership operates two residential properties in the northwest and one residential property in the south.

Cash and cash equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $144,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraisal or estimated fair market value. No adjustment for impairment of value was recorded for the years ended December 31, 2001 and 2000. See "Recent Accounting Pronouncements" below.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments approximate their fair values due to the short term maturity of these instruments.

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

Uses of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense was approximately $36,000 and $49,000 for the years ended December 31, 2001 and 2000, respectively, and is included in operating expense.

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

Reclassifications: Certain reclassifications have been made to the 2000 balances to conform to the 2001 presentation.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Investment in Corinth Square Joint Venture

The Partnership had a 35% investment in Corinth Square Joint Venture ("Joint Venture") with United Investors Income Properties II, an affiliated partnership in which the General Partner is also the sole general partner. On December 30, 1999, the Joint Venture sold its only investment property, Corinth Square, to an unaffiliated third party. The sale resulted in net proceeds of approximately $1,143,000 after payment of closing costs, resulting in a loss on sale of approximately $598,000. The Partnership's 1999 pro-rata share of this loss was approximately $209,000. The net proceeds were received by United Investors Income Properties II, of which approximately $400,000 was the Partnership's pro-rata share. This amount was received by the Partnership in January 2000.

There are no assets or liabilities remaining on the balance sheet of Corinth Square at December 31, 2001. The condensed profit and loss statement of the Joint Venture for the year ended December 31, 2000, is summarized as follows (in thousands):

                                              2000
Revenue                                       $ 12
Costs and expenses                              (3)

Income before gain on sale of
  property                                       9
Gain on sale of property                        20
Net income                                    $ 29

The equity interest in the income of the Joint Venture for the year ended December 31, 2000 was approximately $10,000.

Note C - Distributions

During the year ended December 31, 2001, the Partnership paid distributions of cash generated from operations of approximately $752,000 (approximately $744,000 to the limited partners or $12.18 per limited partnership unit). During the year ended December 31, 2000, the Partnership paid distributions of cash generated from the sale of Peachtree Corners Medical Building and the Corinth Square Joint Venture property of approximately $1,003,000 (approximately $993,000 to the limited partners or $16.26 per limited partnership unit) and approximately $989,000 of cash generated from operations (approximately $979,000 to the limited partners or $16.03 per limited partnership unit). Subsequent to December 31, 2001, the Partnership paid a distribution from operations of approximately $83,000 (approximately $82,000 to the limited partners or $1.34 per limited partnership unit).

Note D - Real Estate and Accumulated Depreciation

                                       Initial Cost
                                      To Partnership

                                               Buildings       Net Costs
                                              and Related     Capitalized
                                               Personal      Subsequent to
Description                         Land       Property       Acquisition
                                      (in thousands)        (in thousands)
Bronson Place Apartments           $ 501        $ 2,568          $ 731
Defoors Crossing Apartments           520         2,480             557
Meadow Wood Apartments                501         2,884             501

            Totals                $ 1,522       $ 7,932         $ 1,789



                     Gross Amount At Which
                            Carried
                     At December 31, 2001
                        (in thousands)

                           Buildings
                          And Related
                           Personal            Accumulated     Date of      Date    Depreciable
Description        Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                              (in thousands)
Bronson Place      $  501   $ 3,299   $ 3,800    $ 1,477         1988     11/01/88     5-40
Defoors Crossing      520     3,037     3,557      1,251         1988     05/01/89     5-40
Meadow Wood           501     3,385     3,886      1,405         1988     10/02/89     5-40

     Totals       $ 1,522   $ 9,721   $11,243    $ 4,133


Reconciliation of "Real Estate and Accumulated Depreciation":

                                              Years Ended December 31,
                                                  2001         2000
                                                   (in thousands)
   Investment Properties
   Balance at beginning of year                  $10,986      $10,835
      Property improvements                          257          151
   Balance at end of year                        $11,243      $10,986

   Accumulated Depreciation
   Balance at beginning of year                  $ 3,738      $ 3,351
      Amounts charged to expense                     395          387
   Balance at end of year                        $ 4,133      $ 3,738

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $11,360,867 and $11,103,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $4,170,967 and $3,767,000, respectively.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner during the years ended December 31, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)
   Property management fees (included in
     operating expenses)                                      $ 97       $ 92
   Reimbursement for services of affiliates (included
     in general and administrative expenses and
     investment properties)                                     58         47
   Due to affiliate (included in other liabilities)             21         21

During the years ended December 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $97,000 and $92,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $58,000 and $47,000 for the years ended December 31, 2001 and 2000, respectively.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and a cumulative distribution equal to an 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At December 31, 2001, the limited partners had not received their return. Therefore, the commission is included in other liabilities at December 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $15,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,073 limited partnership units in the Partnership representing 29.60% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note F - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income as reported in the financial statements and Federal taxable income allocated to the partners in the Partnership's tax return for the years ended December 31, 2001 and 2000 (in thousands, except unit data):

                                                       2001        2000

      Net income as reported                           $ 465      $ 468
      Add (deduct):
         Deferred revenue and other liabilities          (26)         13
         Depreciation differences                         (8)        (57)

      Federal taxable income                           $ 431      $ 424

      Federal taxable income per limited
         partnership unit                             $ 6.99      $ 6.87

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 2001 (in thousands):

      Net assets as reported                                $ 7,217
      Differences in basis of assets and liabilities
         Deferred revenue and other liabilities                 (54)
         Accumulated depreciation                               (37)
         Commercial property at cost                            118
         Deferred charges and other assets                        3
         Syndication costs                                    1,902

      Net assets - tax basis                                $ 9,149

Note G - Legal Proceedings

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

      Name                 Age    Position

      Patrick J. Foye       44    Executive Vice President and Director

      Martha L. Long        42    Senior Vice President and Controller

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

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The General Partner has reappointed KPMG LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $26,000 and non-audit services (principally tax-related) of approximately $14,000.

Item 10.    Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the General Partner during the year ended December 31, 2001.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth those persons or entities known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001 and the ownership interests in limited partnership units of the General Partner and its affiliates.

               Entity                   Number of Units      Percentage

United Investors Real Estate Inc.               950             1.56%
  (an affiliate of AIMCO)
Insignia Properties, LP                          88             0.14%
  (an affiliate of AIMCO)
AIMCO Properties, LP                         17,035            27.90%
  (an affiliate of AIMCO)

United Investors Real Estate Inc. and Insignia Properties, LP are both indirectly but ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly but ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner during the years ended December 31, 2001 and 2000:

                                                         2001          2000
                                                           (in thousands)

   Property management fees                              $ 97          $ 92
   Reimbursement for services of affiliates                58            47
   Due to affiliate                                        21            21

During the years ended December 31, 2001 and 2000, affiliates of the General partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $97,000 and $92,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $58,000 and $47,000 for the years ended December 31, 2001 and 2000, respectively.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and a cumulative distribution equal to an 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At December 31, 2001, the limited partners had not received their return. Therefore, the commission is included in other liabilities at December 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $15,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,073 limited partnership units in the Partnership representing 29.60% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b) Reports on Form 8-K filed during the quarter ended December 31, 2001:

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


                                    Date: March 29, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/Patrick J. Foye      Executive Vice President      Date: March 29, 2002
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date: March 29, 2002
Martha L. Long          and Controller

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