Form 10QSB
period 2002-03-31
UNITED INVESTORS INCOME PROPERTIES
filed 2002-05-14
CIK 830056

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

                For the quarterly period ended March 31, 2002


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                       UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                 March 31, 2002


Assets
   Cash and cash equivalents                                                 $  269
   Receivables and deposits                                                      27
   Other assets                                                                  54
   Investment properties:
       Land                                                  $ 1,522
       Buildings and related personal property                 9,759
                                                              11,281
       Less accumulated depreciation                          (4,236)         7,045
                                                                            $ 7,395
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $   19
   Tenant security deposit liabilities                                           51
   Accrued property taxes                                                        26
   Other liabilities                                                             59

Partners' (Deficit) Capital
   General partner                                             $ (59)
   Limited partners (61,063 units
      issued and outstanding)                                  7,299          7,240
                                                                            $ 7,395


                See Accompanying Notes to Financial Statements

b)

                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                                2002          2001
Revenues:
   Rental income                                               $ 433         $ 419
   Other income                                                    47            27
       Total revenues                                             480           446

Expenses:
   Operating                                                      185           183
   General and administrative                                      47            34
   Depreciation                                                   103            98
   Property taxes                                                  39            42
       Total expenses                                             374           357

Net income                                                     $ 106          $ 89

Net income allocated to general partner (1%)                    $ 1           $ 1
Net income allocated to limited partners (99%)                    105            88

                                                               $ 106          $ 89

Net income per limited partnership unit                        $ 1.72        $ 1.44

Distributions per limited partnership unit                     $ 1.34        $ 4.63

                See Accompanying Notes to Financial Statements


c)

                       UNITED INVESTORS INCOME PROPERTIES

             STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)


                                     Limited
                                    Partnership     General      Limited
                                       Units        Partner      Partners      Total

Original capital contributions         61,063         $ --       $15,266      $15,266

Partners' (deficit) capital at
   December 31, 2001                   61,063        $ (59)      $ 7,276      $ 7,217

Distributions to partners                  --            (1)         (82)         (83)

Net income for the three months
   ended March 31, 2002                    --             1          105          106

Partners' (deficit) capital
   at March 31, 2002                   61,063        $ (59)      $ 7,299      $ 7,240

                See Accompanying Notes to Financial Statements


d)
                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                      March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                     $ 106        $ 89
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   103           98
     Change in accounts:
      Receivables and deposits                                       (2)           3
      Other assets                                                  (15)          (4)
      Accounts payable                                                5            7
      Tenant security deposit liabilities                            (2)          (2)
      Accrued property taxes                                         23           29
      Other liabilities                                             (56)         (29)

              Net cash provided by operating activities             162          191

Cash flows used in investing activities:
  Property improvements and replacements                            (38)         (40)

Cash flows used in financing activities:
  Distributions to partners                                         (83)        (286)

Net increase (decrease) in cash and cash equivalents                 41         (135)

Cash and cash equivalents at beginning of period                    228          332

Cash and cash equivalents at end of period                       $ 269        $ 197

                See Accompanying Notes to Financial Statements


e)
                       UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $25,000 and $23,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $34,000 and $11,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. However, this commission is not payable until the limited partners receive distributions equal to their adjusted capital investment and a cumulative 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At March 31, 2002, the limited partners had not received their priority return. Therefore, the commission is included in other liabilities at March 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $19,000 and $20,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Bronson Place Apartments                      92%        90%
         Mountlake Terrace, Washington
      Meadow Wood Apartments                        92%        92%
         Medford, Oregon
      Defoors Crossing Apartments                   95%        92%
         Atlanta, Georgia

The General Partner attributes the increased occupancy at Defoors Crossing Apartments to a more aggressive pricing approach used during the first quarter of 2002.

Results of Operations

The Partnership realized net income of approximately $106,000 for the three months ended March 31, 2002, compared to net income of approximately $89,000 for the three months ended March 31, 2001. The increase in net income is due to an increase in total revenues partially offset by an increase in total expenses.

Total revenues increased for the three months period ended March 31, 2002 due to an increase in rental and other income. Rental income increased primarily due to an increase in average rental rates at Bronson Place and Meadow Woods Apartments, an increase in occupancy at Bronson Place and Defoors Crossing Apartments, and increased month-to-month rental fees at all of the Partnership's investment properties. Other income increased due to increased utility reimbursements and tenant charges at all of the Partnership's investment properties partially offset by reduced interest income resulting from lower average cash balances in interest bearing accounts.

Total expenses increased for the three month period ended March 31, 2002 due primarily to increased general and administrative expenses. General and administrative expenses increased primarily due to increases in the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement partially offset by reduced professional expenses. Also included in general and administrative expenses at both March 31, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $269,000 compared to approximately $197,000 at March 31, 2001. Cash and cash equivalents increased by approximately $41,000 since December 31, 2001, due to approximately $162,000 of cash provided by operating activities, which was partially offset by approximately $83,000 of cash used in financing activities and approximately $38,000 of cash used in investing activities. Cash used in financing activities consisted of distributions paid to the partners. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Bronson Place

During the three months ended March 31, 2002, the Partnership spent approximately $14,000 on capital improvements at Bronson Place Apartments, consisting primarily of floor covering replacements. These improvements were funded from cash flow from operations. For 2002, the amount budgeted for capital improvements is approximately $26,000, consisting primarily of floor covering replacements and appliances. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Meadow Wood

During  the  three  months  ended  March  31,  2002,   the   Partnership   spent
approximately $10,000 on capital improvements at Meadow Wood Apartments, consisting primarily of appliance replacements. These improvements were funded from cash flow from operations. For 2002, the amount budgeted for capital improvements is approximately $31,000, consisting primarily of air conditioning unit replacements, appliance replacements, and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Defoors Crossing

During the three months ended March 31, 2002, the Partnership spent approximately $14,000 on capital improvements at Defoors Crossing Apartments, consisting primarily of floor covering replacements and appliance replacements. These improvements were funded from cash flow from operations. For 2002, the amount budgeted for capital improvements is approximately $30,000, consisting primarily of carpet replacements and water submetering. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):

                  Three Months     Per Limited      Three Months     Per Limited
                     Ended         Partnership         Ended         Partnership
                 March 31, 2002        Unit        March 31, 2001        Unit

Operations            $ 83            $ 1.34           $ 286            $ 4.63

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of financings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any additional distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 20,756 limited partnership units in the Partnership representing 33.99% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2002:

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