Form 10QSB
period 2002-06-30
UNITED INVESTORS INCOME PROPERTIES
filed 2002-08-14
CIK 830056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                       UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2002


Assets
   Cash and cash equivalents                                                 $ 440
   Receivables and deposits                                                      22
   Other assets                                                                  31
   Investment properties:
       Land                                                  $ 1,522
       Buildings and related personal property                 9,773
                                                              11,295
       Less accumulated depreciation                          (4,340)         6,955
                                                                            $ 7,448
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 25
   Tenant security deposit liabilities                                           50
   Accrued property taxes                                                        25
   Other liabilities                                                            116

Partners' (Deficit) Capital
   General partner                                             $ (59)
   Limited partners (61,063 units
      issued and outstanding)                                  7,291          7,232
                                                                            $ 7,448

                See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                          2002         2001         2002        2001
Revenues
  Rental income                          $ 421        $ 436        $ 854       $ 855
  Other income                               44           35           91          62
         Total revenues                     465          471          945         917

Expenses:
  Operating                                 177          176          362         359
  General and administrative                 19           47           66          81
  Depreciation                              104           99          207         197
  Property taxes                             38           42           77          84
         Total expenses                     338          364          712         721

Net income                               $ 127        $ 107        $ 233       $ 196

Net income allocated to general
  partner (1%)                            $ 1          $ 1          $ 2         $ 2
Net income allocated to limited
  partners (99%)                            126          106          231         194

                                         $ 127        $ 107        $ 233       $ 196

Net income per limited partnership
  unit                                   $ 2.06       $ 1.74      $ 3.78      $ 3.18
Distributions per limited
  partnership unit                       $ 2.19       $ 1.94      $ 3.54      $ 6.57

                See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

             STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        61,063       $ --       $15,266      $15,266

Partners' (deficit) capital at
   December 31, 2001                  61,063      $ (59)      $ 7,276      $ 7,217

Distributions to partners                 --          (2)        (216)        (218)

Net income for the six months
   ended June 30, 2002                    --           2          231          233

Partners' (deficit) capital
   at June 30, 2002                   61,063      $ (59)      $ 7,291      $ 7,232

                See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)


                                                                   Six Months Ended
                                                                        June 30,
                                                                   2002         2001
Cash flows from operating activities:
  Net income                                                      $ 233        $ 196
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                    207          197
     Change in accounts:
      Receivables and deposits                                         3            7
      Other assets                                                     8           10
      Accounts payable                                                11           (4)
      Tenant security deposit liabilities                             (3)          --
      Accrued property taxes                                          22           34
      Other liabilities                                                1          (16)
        Net cash provided by operating activities                    482          424

Cash flows used in investing activities:
  Property improvements and replacements                             (52)        (107)

Cash flows used in financing activities:
  Distributions to partners                                         (218)        (405)

Net increase (decrease) in cash and cash equivalents                 212          (88)

Cash and cash equivalents at beginning of period                     228          332

Cash and cash equivalents at end of period                        $ 440        $ 244

                See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the six months ended June 30, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $49,000 and $47,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $43,000 and $37,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expenses.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. However, this commission is not payable until the limited partners receive distributions equal to their adjusted capital investment and a cumulative 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At June 30, 2002, the limited partners had not received their priority return. Therefore, the commission is included in other liabilities at June 30, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $19,000 and $20,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Bronson Place Apartments                      89%        93%
         Mountlake Terrace, Washington
      Meadow Wood Apartments                        94%        94%
         Medford, Oregon
      Defoors Crossing Apartments                   96%        92%
         Atlanta, Georgia

The General Partner attributes the decreased occupancy at Bronson Place Apartments to increased layoffs in the area and increased competition from nearby properties. The General Partner attributes the increased occupancy at Defoors Crossing Apartments to a more aggressive pricing approach used during the first half of 2002.

Results of Operations

The Partnership realized net income of approximately $233,000 for the six months ended June 30, 2002, compared to net income of $196,000 for the six months ended June 30, 2001. The Partnership's net income for the three months ended June 30, 2002 was approximately $127,000 compared to net income of approximately $107,000 for the three months ended June 30, 2001. The increase in net income for the six months ended June 30, 2002 is due to an increase in total revenues and a decrease in total expenses. The increase in net income for the three months ended June 30, 2002 is due to a decrease in total expenses which more than offset a decrease in total revenues.

Total revenues increased for the six months ended June 30, 2002 due to an increase in other income. Total revenues decreased for the three months ended June 30, 2002 due to a decrease in rental income partially offset by an increase in other income. Other income increased for the three and six months ended June 30, 2002 due to increased utility reimbursements and tenant charges at all of the Partnership's investment properties partially offset by reduced interest income resulting from lower average cash balances in interest bearing accounts. Rental income decreased for the three months ended June 30, 2002 due to decreased occupancy at Bronson Place Apartments and a decrease in average rental rates at Defoors Crossing Apartments partially offset by an increase in average rental rates at Meadow Woods Apartments, an increase in occupancy at Defoors Crossing Apartments, and a decrease in concessions at Bronson Place Apartments.

Total expenses decreased for the three and six months ended June 30, 2002 primarily due to decreased general and administrative expenses partially offset by an increase in depreciation expense. General and administrative expenses decreased primarily due to reduced administrative and professional expenses partially offset by increases in the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both June 30, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Depreciation expenses increased due to capital improvements completed during the past twelve months which are now being depreciated.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $440,000 compared to approximately $244,000 at June 30, 2001. Cash and cash equivalents increased by approximately $212,000 since December 31, 2001, due to approximately $482,000 of cash provided by operating activities, which was partially offset by approximately $218,000 of cash used in financing activities and approximately $52,000 of cash used in investing activities. Cash used in financing activities consisted of distributions paid to the partners. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Bronson Place

During the six months ended June 30, 2002, the Partnership spent approximately $12,000 on capital improvements at Bronson Place Apartments, consisting primarily of floor covering replacements. These improvements were funded from cash flow from operations. The Partnership has evaluated the capital improvement needs of the property for the year 2002. The amount budgeted is approximately
$21,000, consisting primarily of floor covering and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Meadow Wood

During the six months ended June 30, 2002, the Partnership spent approximately $22,000 on capital improvements at Meadow Wood Apartments, consisting primarily of swimming pool upgrades, floor covering replacements, and appliance replacements. These improvements were funded from cash flow from operations. The Partnership has evaluated the capital improvement needs of the property for the year 2002. The amount budgeted is approximately $28,000, consisting primarily of appliance replacements, air conditioning unit replacements and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Defoors Crossing

During the six months ended June 30, 2002, the Partnership spent approximately $18,000 on capital improvements at Defoors Crossing Apartments, consisting primarily of floor covering replacements and appliance replacements. These improvements were funded from cash flow from operations. The Partnership has evaluated the capital improvement needs of the property for the year 2002. The amount budgeted is approximately $29,000, consisting primarily of floor covering replacements and water submetering. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations              $ 218            $ 3.54           $ 405            $ 6.57

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,085 limited partnership units in the Partnership representing 34.53% of the outstanding units at June 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owed fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnerships and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3.1, Form of Agreement of Limited Partnership of Partnership (filed on May 2, 1988 as part of the Prospectus of Partnership contained in the Partnership's Amendment to the Registration Statement and is incorporated herein by reference).

                  Exhibit 3.2, Tenth Amendment to the Agreement of Limited Partnership of Partnership (filed on May 15, 1989 as Exhibit
                  4.3 to the Quarterly Report on Form 10-Q and is incorporated herein by reference).

                  Exhibit 3.3,  Certificate of Limited Partnership (Exhibit 3 to
                  Partnership's   Form  8-K   filed  on  April  29,   1991,   is
                  incorporated herein by reference).

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

                  Current Report on Form 8-K/A dated June 27, 2002 and filed on July 16, 2002, disclosing the dismissal of KPMG LLP as the Registrant's certifying auditor and the appointment of Ernst & Young LLP, as the certifying auditor for the year ending December 31, 2002.

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



                                    UNITED INVESTORS INCOME PROPERTIES


                                    By:   United Investors Real Estate, Inc.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of United Investors Income Properties (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.