Form 10QSB
period 2002-09-30
UNITED INVESTORS INCOME PROPERTIES
filed 2002-11-14
CIK 830056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                       UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002


Assets
   Cash and cash equivalents                                                 $  412
   Receivables and deposits                                                      38
   Other assets                                                                  21
   Investment properties:
       Land                                                  $ 1,522
       Buildings and related personal property                 9,809
                                                              11,331
       Less accumulated depreciation                          (4,440)         6,891
                                                                            $ 7,362
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 17
   Tenant security deposit liabilities                                           54
   Accrued property taxes                                                        18
   Other liabilities                                                             83

Partners' (Deficit) Capital
   General partner                                             $ (60)
   Limited partners (61,063 units
      issued and outstanding)                                  7,250          7,190
                                                                            $ 7,362


                       See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                          2002         2001         2002        2001
Revenues:
  Rental income                          $ 418        $ 433       $ 1,272     $ 1,288
  Other income                               45           43          136         105
         Total revenues                     463          476        1,408       1,393

Expenses:
  Operating                                 170          187          532         546
  General and administrative                 23           23           89         104
  Depreciation                              100           98          307         295
  Property taxes                             29           31          106         115
         Total expenses                     322          339        1,034       1,060

Net income                               $ 141        $ 137        $ 374       $ 333

Net income allocated to general
  partner (1%)                            $ 1          $ 1          $ 3         $ 3
Net income allocated to limited
  partners (99%)                            140          136          371         330

                                         $ 141        $ 137        $ 374       $ 333

Net income per limited partnership
  unit                                   $ 2.29       $ 2.23      $ 6.08      $ 5.40
Distributions per limited
  partnership unit                       $ 2.96       $ 2.50      $ 6.50      $ 9.07

                       See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        61,063       $ --       $15,266      $15,266

Partners' (deficit) capital at
   December 31, 2001                  61,063      $ (59)      $ 7,276      $ 7,217

Distributions to partners                 --          (4)        (397)        (401)

Net income for the nine months
   ended September 30, 2002               --           3          371          374

Partners' (deficit) capital
   at September 30, 2002              61,063      $ (60)      $ 7,250      $ 7,190

                       See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2002         2001
Cash flows from operating activities:
  Net income                                                      $ 374        $ 333
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                    307          295
     Change in accounts:
      Receivables and deposits                                       (13)          24
      Other assets                                                    18           19
      Accounts payable                                                 3           29
      Tenant security deposit liabilities                              1            2
      Accrued property taxes                                          15           33
      Other liabilities                                              (32)         (10)
        Net cash provided by operating activities                    673          725

Cash flows used in investing activities:
  Property improvements and replacements                             (88)        (194)

Cash flows used in financing activities:
  Distributions to partners                                         (401)        (560)

Net increase (decrease) in cash and cash equivalents                 184          (29)

Cash and cash equivalents at beginning of period                     228          332

Cash and cash equivalents at end of period                        $ 412        $ 303

                       See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the nine months ended September 30, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $72,000 for both the nine months ended September 30, 2002 and 2001, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $53,000 and $48,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. However, this commission is not payable until the limited partners receive distributions equal to their adjusted capital investment and a cumulative 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At September 30, 2002, the limited partners had not received their priority return. Therefore, the commission is included in other liabilities at September 30, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $19,000 and $20,000, respectively, for insurance coverage and fees associated with policy claims administration.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Bronson Place Apartments                      88%        94%
         Mountlake Terrace, Washington
      Meadow Wood Apartments                        94%        94%
         Medford, Oregon
      Defoors Crossing Apartments                   94%        91%
         Atlanta, Georgia

The General Partner attributes the decreased occupancy at Bronson Place Apartments to increased layoffs in the area and increased competition from nearby properties. The General Partner attributes the increased occupancy at Defoors Crossing Apartments to a more aggressive pricing approach used during the first three quarters of 2002.

Results of Operations

The Partnership realized net income of approximately $374,000 for the nine months ended September 30, 2002, compared to net income of approximately $333,000 for the nine months ended September 30, 2001. The Partnership's net income for the three months ended September 30, 2002 was approximately $141,000 compared to net income of approximately $137,000 for the three months ended
September 30, 2001. The increase in net income for the nine months ended September 30, 2002 is due to an increase in total revenues and a decrease in total expenses. The increase in net income for the three months ended September 30, 2002 is due to a decrease in total expenses which partially offset a decrease in total revenues.

Total revenues increased for the nine months ended September 30, 2002 due to an increase in other income partially offset by a decrease in rental income. Total revenues decreased for the three months ended September 30, 2002 due to a decrease in rental income partially offset by an increase in other income. Other income increased for the three and nine months ended September 30, 2002 due to increased utility reimbursements at all of the Partnership's properties and increased lease cancellation fees at Bronson Place and Meadow Wood Apartments partially offset by reduced interest income resulting from lower average cash balances maintained in interest bearing accounts. Rental income decreased for the three and nine months ended September 30, 2002 due to decreased occupancy at Bronson Place Apartments and a decrease in average rental rates at Defoors Crossing Apartments partially offset by an increase in occupancy at Defoors Crossing Apartments, and a decrease in concessions at Bronson Place and Defoors Crossing Apartments.

Total expenses decreased for the three and nine months ended September 30, 2002 primarily due to decreased operating and general and administrative expenses partially  offset by an increase in  depreciation  expense.  Operating  expenses decreased primarily due to reduced maintenance expenses partially offset by increased administrative expenses. Maintenance expenses decreased due to reduced contract labor primarily at Meadow Wood Apartments. Administrative expense increased due to increased professional fees paid by the Partnership's properties and increased telephone answering service costs at all the Partnership's properties. General and administrative expenses decreased primarily due to reduced administrative and professional expenses partially offset by increases in the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses during the nine months ended September 30, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Depreciation expenses increased due to capital improvements completed during the past twelve months which are now being depreciated.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $412,000 compared to approximately $303,000 at September 30, 2001. Cash and cash equivalents increased by approximately $184,000 since December 31, 2001, due to approximately $673,000 of cash provided by operating activities, which was partially offset by approximately $401,000 of cash used in financing activities and approximately $88,000 of cash used in investing activities. Cash used in financing activities consisted of distributions paid to the partners. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Bronson Place

During the nine months ended September 30, 2002, the Partnership spent approximately $36,000 on budgeted and nonbudgeted capital improvements at Bronson Place Apartments, consisting primarily of floor covering replacements and structural improvements. These improvements were funded from cash flow from operations. The Partnership has evaluated the capital improvement needs of the property for the year 2002. The amount budgeted is approximately $31,000, consisting primarily of floor covering and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Meadow Wood

During the nine months ended September 30, 2002, the Partnership spent approximately $34,000 on capital improvements at Meadow Wood Apartments, consisting primarily of swimming pool upgrades and floor covering and appliance replacements. These improvements were funded from cash flow from operations. The Partnership has evaluated the capital improvement needs of the property for the year 2002. The amount budgeted is approximately $35,000, consisting primarily of appliance, air conditioning unit and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Defoors Crossing

During the nine months ended September 30, 2002, the Partnership spent approximately $18,000 on capital improvements at Defoors Crossing Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from cash flow from operations. The Partnership has evaluated the capital improvement needs of the property for the year 2002. The amount budgeted is approximately $29,000, consisting primarily of floor covering replacements and water submetering. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                   Nine Months       Per Limited      Nine Months        Per Limited
                      Ended          Partnership         Ended           Partnership
                September 30, 2002      Unit       September 30, 2001       Unit

Operations            $ 401            $ 6.50            $ 560             $ 9.07

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 23,320 limited partnership units (the "Units") in the Partnership representing 38.19% of the outstanding units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on September 27, 2002, a tender offer by AIMCO Properties, L.P. to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $126.00 per Unit expired. Pursuant to this offer, AIMCO acquired 2,235 Units during the quarter ended September 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

                  Exhibit 3.3,  Certificate of Limited Partnership (Exhibit 3 to
                  Partnership's   Form  8-K   filed  on  April  29,   1991,   is
                  incorporated herein by reference).

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended  September 30,
               2002:

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



                                    UNITED INVESTORS INCOME PROPERTIES


                                    By:   United Investors Real Estate, Inc.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of United Investors Income Properties;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive Vice President of United Investors
                                    Real Estate, Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of United Investors Income Properties;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of United Investors Real Estate,
                                    Inc., equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of United Investors Income Properties (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                               /s/ Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: November 13, 2002


                              /s/ Paul J. McAuliffe
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.