Form 10KSB
period 2002-12-31
UNITED INVESTORS INCOME PROPERTIES
filed 2003-03-31
CIK 830056

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934

                    For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $1,849,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


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

The Partnership was engaged in the business of acquiring and operating multifamily residential and commercial real estate properties and other income producing real estate. The Partnership had acquired three multifamily residential properties, a medical office building, and an interest in a joint venture which owned a medical office building. The medical office building and the joint venture were sold December 30, 1999. The remaining properties are residential properties and are further described in "Item 2. Description of Properties".

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.


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


                       Gross
                      Carrying    Accumulated   Depreciable               Federal
Property               Value     Depreciation      Life       Method     Tax Basis
                          (in thousands)                              (in thousands)
Bronson Place         $ 3,858       $ 1,612      5-40 yrs      S/L        $ 2,356
Defoors Crossing        3,579         1,376      5-40 yrs      S/L          2,172
Meadow Wood             3,934         1,554      5-40 yrs      S/L          2,381
      Totals          $11,371       $ 4,542                               $ 6,909

See "Note A, Organization and Significant Accounting Policies." of the financial
statements  in  "Item  7.  Financial   Statements"  for  a  description  of  the
Partnership's capitalization and depreciation policies.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for each property:

                                      Average Annual             Average Annual
                                       Rental Rates                 Occupancy
                                        (per unit)
Property                            2002           2001         2002        2001
Bronson Place Apartments           $9,784         $9,995         89%         94%
Defoors Crossing Apartments         9,288          9,820         91%         92%
Meadow Wood Apartments              7,951          7,832         94%         94%

The General Partner attributes the decreased occupancy at Bronson Place Apartments to increased concessions offered by competitors due to a softer rental market caused by layoffs in the Mountlake Terrace, WA area.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and effective rates in 2002 for each property were:

                                                 2002            2002
                                                 Taxes           Rates
                                            (in thousands)
Bronson Place Apartments                         $ 52            1.29%
Defoors Crossing Apartments                        46            1.57%
Meadow Wood Apartments                             56            1.43%

Capital Improvements

Bronson Place

During the year ended December 31, 2002, the Partnership completed approximately $58,000 of capital expenditures at Bronson Place Apartments, consisting primarily of structural improvements, floor covering replacements, and interior decoration. These improvements were funded from operating cash flow. The
Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $21,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property and anticipated cash flow generated by the property.

Defoors Crossing

During the year ended December 31, 2002, the Partnership completed approximately $22,000 of capital expenditures at DeFoors Crossing Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $18,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property and anticipated cash flow generated by the property.

Meadow Wood

During the year ended December 31, 2002, the Partnership completed approximately $48,000 of capital expenditures at Meadow Wood Apartments, consisting primarily of floor covering and appliance replacements, structural improvements, and swimming pool upgrades. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $26,000. Additional improvement needs may be considered during 2003 and will depend on the physical condition of the property and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered 80,000 and sold 61,063 Limited Partnership Units (the "Units")during its offering period through May 4, 1990, aggregating approximately $15,266,000. The Partnership currently has 61,063 Units outstanding and 1,256 holders of record. Affiliates of the General Partner owned 23,675 Units or 38.77% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2002 (see "Item 6 - Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/01 - 12/31/01              $   752 (1)           $12.18
       01/01/02 - 12/31/02                  581 (1)             9.42

(1) Distributions consisted of cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of financings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2003 or subsequent periods. See "Item 2. Description of Properties, Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 23,675 Units in the Partnership representing 38.77% of the outstanding units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $457,000 for the year ended December 31, 2002, compared to net income of approximately $465,000 for the year ended December 31, 2001. The decrease in net income for the year ended December 31, 2002, is primarily due to a decrease in total revenues partially offset by a decrease in total expenses.

Total revenues decreased due to a decrease in rental income partially offset by an increase in other income. Rental income decreased primarily due to decreases in occupancy at Bronson Place and DeFoors Crossing Apartments, reduced average rental rates at Bronson Place and DeFoors Crossing Apartments, and increased bad debt expenses at Meadow Wood and DeFoors Crossing Apartments, partially offset by a decrease in concession costs at DeFoors Crossing Apartments and an increase in average rental rates at Meadow Wood Apartments. Other income increased primarily due to increases in utility reimbursements at all of the Partnership's investment properties and lease cancellation fees at Bronson Place and Meadow Wood Apartments partially offset by a decrease in interest income at all of the Partnership's investment properties due to lower interest rates on cash balances maintained in interest bearing accounts.

Total expenses decreased primarily due to a decrease in operating expenses partially offset by an increase in general and administrative expense. Operating expense decreased primarily due to decreases in property and maintenance expenses. Property expense decreased primarily due to decreased payroll and related benefits primarily at Meadow Wood and DeFoors Crossing Apartments. Maintenance expenses decreased at all the Partnership's properties due to the increased capitalization of certain direct and indirect costs, primarily payroll related costs (see Item 7. Financial Statements, Note A - Organization and Significant Accounting Policies). General and administrative expenses increased primarily due to increased costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both December 31, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $344,000 compared to approximately $228,000 at December 31, 2001. Cash and cash equivalents increased by approximately $116,000 from the Partnership's year ended December 31, 2001, due to approximately $825,000 of cash provided by operating activities, which was partially offset by approximately $581,000 of cash used in financing activities and approximately $128,000 of cash used in investing activities. Cash used in financing activities consisted of distributions paid to the partners. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $65,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                          Year          Per Limited         Year           Per Limited
                          Ended         Partnership         Ended          Partnership
                    December 31, 2002      Unit       December 31, 2001       Unit

Operations                $ 581           $ 9.42            $ 752            $12.18

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of financings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during the year 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 23,675 limited partnership units (the "Units") in the Partnership representing 38.77% of the outstanding units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.


Item 7.     Financial Statements

UNITED INVESTORS INCOME PROPERTIES

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Independent Auditors Report

      Balance Sheet - December 31, 2002

      Statements of Operations - Years ended December 31, 2002 and 2001

      Statements of Changes in Partners'  (Deficit)  Capital - Years ended
        December 31, 2002 and 2001

      Statements of Cash Flows - Years ended December 31, 2002 and 2001

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
United Investors Income Properties


We have audited the accompanying balance sheet of United Investors Income Properties as of December 31, 2002, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Investors Income Properties at December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                            /s/Ernst & Young LLP


Greenville, South Carolina
February 14, 2003


                           Independent Auditors Report



The Partners
United Investors Income Properties:


We have audited the accompanying statements of operations, changes in partners' (deficit) capital and cash flows of United Investors Income Properties (the Partnership) for the year ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of United Investors Income Properties for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                                     /s/KPMG LLP




Greenville, South Carolina
March 4, 2003

                       UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                 $ 344
   Receivables and deposits                                                      40
   Other assets                                                                  38
   Investment properties (Note B):
      Land                                                    $ 1,522
      Buildings and related personal property                   9,849
                                                               11,371
      Less accumulated depreciation                            (4,542)        6,829
                                                                            $ 7,251
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $ 15
   Tenant security deposit liabilities                                           49
   Other liabilities                                                             42
   Due to affiliates (Note C)                                                    52

Partners' (Deficit) Capital
   General partner                                             $ (60)
   Limited partners (61,063 units issued and
      outstanding)                                              7,153         7,093
                                                                            $ 7,251


                   See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                            Years Ended December 31,
                                                                2002          2001
Revenues:
   Rental income                                              $ 1,660       $ 1,723
   Other income                                                   189           151
      Total revenues                                            1,849         1,874

Expenses:
   Operating                                                      682           729
   General and administrative                                     154           125
   Depreciation                                                   409           395
   Property taxes                                                 147           160
      Total expenses                                            1,392         1,409


Net income (Note D)                                            $ 457         $ 465

Net income allocated to general partner (1%)                    $ 5           $ 5
Net income allocated to limited partners (99%)                    452           460

                                                               $ 457         $ 465

Net income per limited partnership unit                        $ 7.40        $ 7.53

Distributions per limited partnership unit                     $ 9.42       $ 12.18


                   See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            61,063        $ --      $15,266    $15,266

Partners' (deficit) capital
   at December 31, 2000                   61,063       $ (56)     $ 7,560    $ 7,504

Distributions to partners                     --           (8)       (744)      (752)

Net income for the year ended
   December 31, 2001                          --            5         460        465

Partners' (deficit) capital at
   December 31, 2001                      61,063          (59)      7,276      7,217

Distributions to partners                     --           (6)       (575)      (581)

Net income for the year
   ended December 31, 2002                    --            5         452        457

Partners' (deficit) capital
   at December 31, 2002                   61,063       $ (60)     $ 7,153    $ 7,093


                   See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              Years Ended December 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                     $ 457        $ 465
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   409          395
     Change in accounts:
      Receivables and deposits                                      (15)          22
      Other assets                                                    1            2
      Accounts payable                                                1           (7)
      Tenant security deposit liabilities                            (4)           2
      Accrued property taxes                                         (3)           3
      Other liabilities                                              (73)         23
      Due to affiliates                                               52          --

          Net cash provided by operating activities                  825         905

Cash flows used in investing activities:
  Property improvements and replacements                            (128)       (257)


Cash flows used in financing activities:
  Distributions to partners                                         (581)       (752)

Net increase (decrease) in cash and cash equivalents                 116        (104)

Cash and cash equivalents at beginning of year                       228         332

Cash and cash equivalents at end of year                          $ 344       $ 228

                   See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2002


Note A - Organization and Significant Accounting Policies

Organization: United Investors Income Properties (the "Partnership" or "Registrant"), a Missouri Limited Partnership, was organized in June 1988, with the initial group of limited partners being admitted on July 27, 1988. Additional partners were admitted through May 1990. United Investors Real Estate, Inc., a Delaware Corporation, is the sole general partner ("UIRE" or the "General Partner") of the Partnership. UIRE was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the General Partner is a subsidiary of AIMCO. The Partnership Agreement states that the Partnership is to terminate on December 31, 2018, unless terminated prior to such date. As of December 31, 2002, the Partnership operates two residential properties in the northwest and one residential property in the south.

Cash and cash equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $278,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraisal or estimated fair market value. No adjustment for impairment of value was recorded for the years ended December 31, 2002 and 2001.

During 2001, AIMCO, an affiliate of the General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $32,000 in 2002 compared to 2001.

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

Leases: The Partnership leases its residential properties under short-term operating leases. Lease terms are generally one year or less in duration. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense was approximately $35,000 and $36,000 for the years ended December 31, 2002 and 2001, respectively, and is included in operating expense.

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

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. Its adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Partnership adopted SFAS 145 effective April 1, 2002. Its adoption did not have a material effect on the financial position or results of operations of the Partnership.

Note B - Real Estate and Accumulated Depreciation

                                       Initial Cost
                                      To Partnership

                                               Buildings       Net Costs
                                              and Related     Capitalized
                                               Personal      Subsequent to
Description                         Land       Property       Acquisition
                                      (in thousands)        (in thousands)
Bronson Place Apartments           $ 501        $ 2,568          $ 789
Defoors Crossing Apartments           520         2,480             579
Meadow Wood Apartments                501         2,884             549

            Totals                $ 1,522       $ 7,932         $ 1,917


                     Gross Amount At Which
                            Carried
                     At December 31, 2002
                         (in thousands)


                           Buildings
                          And Related
                           Personal            Accumulated     Date of      Date    Depreciable
Description        Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                              (in thousands)
Bronson Place      $ 501    $ 3,357   $ 3,858    $ 1,612         1988     11/01/88     5-40
Defoors Crossing      520     3,059     3,579      1,376         1988     05/01/89     5-40
Meadow Wood           501     3,433     3,934      1,554         1988     10/02/89     5-40

     Totals       $ 1,522   $ 9,849   $11,371    $ 4,542


Reconciliation of "real estate and accumulated depreciation":

                                              Years Ended December 31,
                                                  2002         2001
                                                   (in thousands)
   Investment Properties
   Balance at beginning of year                  $11,243      $10,986
      Property improvements                          128          257
   Balance at end of year                        $11,371      $11,243

   Accumulated Depreciation
   Balance at beginning of year                  $ 4,133      $ 3,738
      Amounts charged to expense                     409          395
   Balance at end of year                        $ 4,542      $ 4,133

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $11,489,000 and $11,360,867, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $4,580,000 and $4,170,967, respectively.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $95,000 and $97,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $94,000 and $58,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. For the year ended December 31, 2002 the first three quarters were based on estimated amounts and in the fourth quarter the reimbursements were adjusted based on actual costs. At December 31, 2002, approximately $31,000 of these reimbursements were payable to the General Partner and included in due to affiliates on the accompanying balance sheet.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and a cumulative distribution equal to an 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At December 31, 2002, the limited partners had not received their return. Therefore, the commission is included in due to affiliates on the accompanying balance sheet at December 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $28,000 and $20,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 23,675 limited partnership units (the "Units") in the Partnership representing 38.77% of the outstanding units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note D - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income as reported in the financial statements and Federal taxable income allocated to the partners in the Partnership's tax return for the years ended December 31, 2002 and 2001 (in thousands, except unit data):

                                                       2002        2001

      Net income as reported                           $457        $ 465
      Add (deduct):
         Deferred revenue and other liabilities          46          (26)
         Depreciation differences                        (1)          (8)

      Federal taxable income                           $ 502       $ 431

      Federal taxable income per limited
         partnership unit                              $8.15       $6.99

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 2002 (in thousands):

      Net assets as reported                                $ 7,093
      Differences in basis of assets and liabilities
         Deferred revenue and other liabilities                 (44)
         Accumulated depreciation                               (38)
         Commercial property at cost                            118
         Deferred charges and other assets                       39
         Syndication costs                                    1,902

      Net assets - tax basis                                $ 9,070


Note E - Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures


Effective July 27, 2002, the Registrant dismissed its prior Independent Auditors, KPMG LLP and retained as its new Independent Auditors, Ernst & Young LLP. KPMG's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the General Partner's director. During the calendar year ended 2001 and through July 27, 2002, there were no disagreements between the Registrant and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Effective July 27, 2002, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through July 27, 2002, the Registrant did not consult Ernst & Young LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-B.


                                    PART III

Item 9.     Directors, Executive Officers,   Promoters   and  Control   Persons,
            Compliance with Section 16(a) of the Exchange Act

United Investors Income Properties (the "Registrant" or the "Partnership") has no officers or directors. The names of the director and executive officers of United Investors Real Estate, Inc. ("UIRE" or the "General Partner"), their ages and the nature of all positions with UIRE presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer


Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 1, 2002. Mr. McAuliffe has served as
Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has appointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $37,000 and non-audit services (principally tax-related) of approximately $14,000.

Item 10.    Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the General Partner during the year ended December 31, 2002.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth those persons or entities known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2002 and the ownership interests in limited partnership units of the General Partner and its affiliates.

               Entity                   Number of Units      Percentage

United Investors Real Estate Inc.               950             1.56%
  (an affiliate of AIMCO)
Insignia Properties, LP                          88             0.14%
  (an affiliate of AIMCO)
AIMCO Properties, LP                         22,637            37.07%
  (an affiliate of AIMCO)

United Investors Real Estate Inc. and Insignia Properties, LP are both indirectly but ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly but ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $95,000 and $97,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $94,000 and $58,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. For the year ended December 31, 2002 the first three quarters were based on estimated amounts and in the fourth quarter the reimbursements were adjusted based on actual costs. At December 31, 2002, approximately $31,000 of these reimbursements were payable to the General Partner and included in due to affiliates on the accompanying balance sheet.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and a cumulative distribution equal to an 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At December 31, 2002, the limited partners had not received their return. Therefore, the commission is included in due to affiliates on the accompanying balance sheet at December 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $28,000 and $20,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 23,675 limited partnership units (the "Units") in the Partnership representing 38.77% of the outstanding units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed during the quarter ended December 31, 2002:

            None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.



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


                                    Date: March 31, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/Patrick J. Foye      Executive Vice President      Date: March 31, 2003
Patrick J. Foye         and Director


/s/Thomas C. Novosel    Senior Vice President         Date: March 31, 2003
Thomas C. Novosel       and Chief Accounting Officer



                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of United Investors Income Properties;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

                                /s/Patrick J. Foye
                                Patrick J. Foye
                                Executive Vice President of United Investors Real Estate, Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of United Investors Income Properties;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

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


       4.4 Certificate of Limited Partnership (Exhibit 3 to Partnership's Form 8-K filed on April 29, 1991, is incorporated herein by reference).

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

      16.1 Letter dated June 27, 2002 from the former accountant regarding its concurrence with the statements made by the Registrant (incorporated by reference to Exhibit 16.1 filed with the Registrant's Current Report on Form 8K/A dated July 16, 2002)

99 Certification of Chief Executive Officer and Chief Financial Officer.


Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of United Investors Income Properties (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 31, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 31, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.