Form 10QSB
period 2003-03-31
UNITED INVESTORS INCOME PROPERTIES
filed 2003-05-15
CIK 830056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-17646


                       UNITED INVESTORS INCOME PROPERTIES
             (Exact name of registrant as specified in its charter)



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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                       UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                                 $  353
   Receivables and deposits                                                      39
   Other assets                                                                  23
   Investment properties:
       Land                                                  $ 1,522
       Buildings and related personal property                 9,866
                                                              11,388
       Less accumulated depreciation                          (4,646)         6,742
                                                                            $ 7,157
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 20
   Tenant security deposit liabilities                                           45
   Accrued property taxes                                                        30
   Other liabilities                                                             77
   Due to affiliates                                                             52

Partners' (Deficit) Capital
   General partner                                             $ (61)
   Limited partners (61,063 units
      issued and outstanding)                                  6,994          6,933
                                                                            $ 7,157


                   See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                               Three Months Ended
                                                                    March 31,
                                                                2003          2002
Revenues:
   Rental income                                               $ 364         $ 433
   Other income                                                    53            47
       Total revenues                                             417           480

Expenses:
   Operating                                                      181           185
   General and administrative                                      22            47
   Depreciation                                                   104           103
   Property taxes                                                  39            39
       Total expenses                                             346           374

Net income                                                      $ 71         $ 106

Net income allocated to general partner (1%)                    $ 1           $ 1
Net income allocated to limited partners (99%)                     70           105

                                                                $ 71         $ 106

Net income per limited partnership unit                        $ 1.15        $ 1.72

Distributions per limited partnership unit                     $ 3.75        $ 1.34

                   See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        61,063       $ --       $15,266      $15,266

Partners' (deficit) capital
   at December 31, 2002               61,063      $ (60)      $ 7,153      $ 7,093

Distributions to partners                 --          (2)        (229)        (231)

Net income for the three months
   ended March 31, 2003                   --           1           70           71

Partners' (deficit) capital
   at March 31, 2003                  61,063      $ (61)      $ 6,994      $ 6,933

                   See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                   2003         2002
Cash flows from operating activities:
  Net income                                                       $ 71        $ 106
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                    104          103
     Change in accounts:
      Receivables and deposits                                         1           (2)
      Other assets                                                    15          (15)
      Accounts payable                                                 5            5
      Tenant security deposit liabilities                             (4)          (2)
      Accrued property taxes                                          30           23
      Other liabilities                                               35          (56)
        Net cash provided by operating activities                    257          162

Cash flows used in investing activities:
  Property improvements and replacements                             (17)         (38)

Cash flows used in financing activities:
  Distributions to partners                                         (231)         (83)

Net increase in cash and cash equivalents                              9           41

Cash and cash equivalents at beginning of period                     344          228

Cash and cash equivalents at end of period                        $ 353        $ 269

                   See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner" or "UIRE"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

For the period ended March 31, 2003, the General Partner was an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. On May 1, 2003, Everest Properties, Inc. a California corporation ("Everest") acquired all of the capital stock of the General Partner. The capital stock was acquired in connection with the purchase by Everest of limited partnership interests in partnerships for which UIRE serves as the general partner. As the sole stockholder of UIRE, Everest is in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. In connection with this transaction, the General Partner and the Partnership have entered into a Services Agreement effective May 1, 2003 (the "Services Agreement") with NHP Management Company ("NHP"), an affiliate of AIMCO, whereby NHP will provide portfolio management services and property management services for the Partnership. The portfolio management services shall include the services the General Partner of the Partnership generally performs or procures in connection with the management of the Partnership. As compensation for providing the portfolio management services and the property management services, the General Partner will pay and assign over to NHP all of the income, distributions, fees, commissions, reimbursements and other payments payable by the Partnership to the General Partner or any of its affiliates.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Pursuant to the Services Agreement, all such payments for services provided for in the Partnership Agreement shall be paid to NHP.

During the three months ended March 31, 2003 and 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $21,000 and $25,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $10,000 and $34,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. At March 31, 2003, approximately $31,000 of these reimbursements were payable to the General Partner and are included in Due to affiliates on the accompanying balance sheet.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and a cumulative distribution equal to an 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At March 31, 2003, the limited partners had not received their return. Therefore, the commission is included in Due to affiliates on the accompanying balance sheet at March 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration owed to AIMCO and its affiliates will be approximately $23,000 and $28,000, respectively.

AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership and therefore held all of the general partnership interest in the Partnership. In addition, AIMCO and its affiliates owned 23,675 limited partnership units (the "Units") in the Partnership representing 38.77% of the outstanding units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. On May 1, 2003 Everest acquired all of the capital stock of the General Partner. The capital stock was acquired in connection with the purchase by Everest of limited partnership interests in partnerships for which UIRE serves as the general partner. As the sole stockholder of UIRE, Everest is in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. AIMCO or its affiliates may acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on May 9, 2003, a tender offer was made by AIMCO Properties, L.P. to acquire for a purchase price of $108.00 per Unit all of the Units not owned by affiliates of AIMCO. This tender offer expires June 6, 2003. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Everest as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Everest, as its sole stockholder.

Note C - Legal Proceedings

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Bronson Place Apartments                      90%        92%
         Mountlake Terrace, Washington
      Meadow Wood Apartments                        91%        92%
         Medford, Oregon
      Defoors Crossing Apartments                   72%        95%
         Atlanta, Georgia

The General Partner attributes the decreased occupancy at Defoors Crossing Apartments to increased layoffs in the area, increased competition and a slow local economy.

Results of Operations

The Partnership realized net income of approximately $71,000 for the three months ended March 31, 2003, compared to net income of approximately $106,000 for the three months ended March 31, 2002. The decrease in net income for the three months ended March 31, 2003 is due to a decrease in total revenues which was partially offset by a decrease in total expenses.

Total revenues decreased for the three months ended March 31, 2003 due to a decrease in rental income. Rental income decreased due to decreases in occupancy at all of the Partnership's properties, primarily DeFoors Crossing Apartments, reduced average rental rates at all of the Partnership's properties, primarily Bronson Place Apartments, and increased bad debt expense at all of the Partnership's properties.

Total expenses decreased for the three months ended March 31, 2003 primarily due to a decrease in general and administrative and operating expenses. General and administrative expenses decreased primarily due to decreased costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both March 31, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Operating expense decreased primarily due to a decrease in property expense partially offset by an increase in maintenance expense. Property expense decreased due to decreased payroll and related benefits, primarily at DeFoors Crossing Apartments. Maintenance expenses increased at all of the Partnership's properties due to the reduced capitalization of certain direct and indirect costs, primarily payroll related costs, and an increase in contract repairs at Bronson Place Apartments.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $353,000 compared to approximately $269,000 at March 31, 2002. Cash and cash equivalents increased by approximately $9,000 since December 31, 2002, due to approximately $257,000 of cash provided by operating activities, which was partially offset by approximately $231,000 of cash used in financing activities and approximately $17,000 of cash used in investing activities. Cash used in financing activities consisted of distributions paid to the partners. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Bronson Place

During the three months ended March 31, 2003, the Partnership completed approximately $5,000 of capital improvements at Bronson Place Apartments consisting primarily of floor covering replacements, water heater and drapery upgrades and office computers. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $16,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and air conditioning unit replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Meadow Wood

During the three months ended March 31, 2003, the Partnership completed approximately $10,000 of capital improvements at Meadow Wood Apartments consisting primarily of water and sewer upgrades and heating unit and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $16,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and air conditioning unit replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

DeFoors Crossing

During the three months ended March 31, 2003, the Partnership completed approximately $2,000 of capital improvements at DeFoors Crossing Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $11,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements and major landscaping. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002 (in thousands, except per unit data):

                   Three Months      Per Limited      Three Months       Per Limited
                      Ended          Partnership         Ended           Partnership
                  March 31, 2003        Unit         March 31, 2002         Unit

Operations            $ 231            $ 3.75             $ 83             $ 1.34

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of financings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any additional distributions to its partners during the remainder of 2003 or subsequent periods.

Other

AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership and therefore held all of the general partnership interest in the Partnership. In addition, AIMCO and its affiliates owned 23,675 limited partnership units (the "Units") in the Partnership representing 38.77% of the outstanding units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. On May 1, 2003 Everest acquired all of the capital stock of the General Partner. The capital stock was acquired in connection with the purchase by Everest of limited partnership interests in partnerships for which UIRE serves as the general partner. As the sole stockholder of UIRE, Everest is in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. AIMCO or its affiliates may acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on May 9, 2003, a tender offer was made by AIMCO Properties, L.P. to acquire for a purchase price of $108.00 per Unit all of the Units not owned by affiliates of AIMCO. This tender offer expires June 6, 2003. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Everest as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Everest, as its sole stockholder.

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

ITEM 4.     LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 5.     OTHER INFORMATION

On May 1, 2003, there was a change in control of the General Partner of the Partnership. See discussion in Part I - Item 2. Management's Discussion and Analysis or Plan of Operation - Other.

                           PART II - OTHER INFORMATION



ITEM 5.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3.1, Form of Agreement of Limited Partnership (filed on May 2, 1988 as part of the Prospectus of Partnership contained in the Partnership's Amendment to the Registration Statement and is incorporated herein by reference).

                  Exhibit 3.2, Tenth Amendment to the Agreement of Limited Partnership (filed on May 15, 1989 as Exhibit 4.3 to the Quarterly Report on Form 10-Q and is incorporated herein by reference).

                  Exhibit 3.3,  Certificate of Limited Partnership (Exhibit 3 to
                  Partnership's   Form  8-K   filed  on  April  29,   1991,   is
                  incorporated herein by reference).

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2003:

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


                                    Date: May 15, 2003

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


Date:  May 15, 2003

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


Date:  May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of United Investors Income Properties (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 15, 2003


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.