Form 10QSB
period 2003-06-30
UNITED INVESTORS INCOME PROPERTIES
filed 2003-08-14
CIK 830056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                       UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2003


Assets
   Cash and cash equivalents                                                 $ 263
   Receivables and deposits                                                      27
   Other assets                                                                  36
   Investment properties:
       Land                                                  $ 1,522
       Buildings and related personal property                 9,896
                                                              11,418
       Less accumulated depreciation                          (4,750)         6,668
                                                                            $ 6,994
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 21
   Tenant security deposit liabilities                                           50
   Accrued property taxes                                                        22
   Other liabilities                                                             75

Partners' (Deficiency) Capital
   General partner                                             $ (63)
   Limited partners (61,063 units
      issued and outstanding)                                  6,889          6,826
                                                                            $ 6,994


                   See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                          2003         2002         2003        2002
Revenues
  Rental income                          $ 390        $ 421        $ 754       $ 854
  Other income                               50           44          103          91
         Total revenues                     440          465          857         945

Expenses:
  Operating                                 208          177          389         362
  General and administrative                 28           19           50          66
  Depreciation                              104          104          208         207
  Property taxes                             33           38           72          77
         Total expenses                     373          338          719         712

Net income                                $ 67        $ 127        $ 138       $ 233

Net income allocated to general
  partner (1%)                            $ 1          $ 1          $ 1         $ 2
Net income allocated to limited
  partners (99%)                             66          126          137         231

                                          $ 67        $ 127        $ 138       $ 233

Net income per limited partnership
  unit                                   $ 1.08       $ 2.06      $ 2.24      $ 3.78
Distributions per limited
  partnership unit                       $ 2.82       $ 2.19      $ 6.57      $ 3.54

                   See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        61,063       $ --       $15,266      $15,266

Partners' (deficiency) capital
   at December 31, 2002               61,063      $ (60)      $ 7,153      $ 7,093

Distributions to partners                 --          (4)        (401)        (405)

Net income for the six months
   ended June 30, 2003                    --           1          137          138

Partners' (deficiency) capital
   at June 30, 2003                   61,063      $ (63)      $ 6,889      $ 6,826

                   See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Six Months Ended
                                                                        June 30,
                                                                   2003         2002
Cash flows from operating activities:
  Net income                                                      $ 138        $ 233
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                    208          207
     Change in accounts:
      Receivables and deposits                                        13            3
      Other assets                                                     2            8
      Accounts payable                                                 6           11
      Tenant security deposit liabilities                              1           (3)
      Accrued property taxes                                          22           22
      Other liabilities                                              (19)           1
        Net cash provided by operating activities                    371          482

Cash flows used in investing activities:
  Property improvements and replacements                             (47)         (52)

Cash flows used in financing activities:
  Distributions to partners                                         (405)        (218)

Net (decrease) increase in cash and cash equivalents                 (81)         212

Cash and cash equivalents at beginning of period                     344          228

Cash and cash equivalents at end of period                        $ 263        $ 440

                   See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner" or "UIRE"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

For part of the period ended June 30, 2003, the General Partner was an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. On May 1, 2003, Everest Properties, Inc. a California corporation ("Everest") acquired all of the capital stock of the General Partner. As the sole stockholder of UIRE, Everest is in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. In connection with this transaction, the General Partner and the Partnership have entered into a Services Agreement effective May 1, 2003 (the "Services Agreement") with NHP Management Company ("NHP"), an affiliate of AIMCO, whereby NHP will provide portfolio management services and property management services for the Partnership. The portfolio management services shall include the services the General Partner of the Partnership generally performs or procures in connection with the management of the Partnership. As compensation for providing the portfolio management services and the property management services, the General Partner will pay and assign over to NHP all of the income, distributions, fees, commissions, reimbursements and other payments payable by the Partnership to the General Partner or any of its affiliates.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Service Agreement for the management and administration of all Partnership activities. The Partnership Agreement and the Service Agreement provide for payments to AIMCO and its affiliates for services and for reimbursement of certain expenses incurred by AIMCO and its affiliates on behalf of the Partnership. Pursuant to the Services Agreement discussed in "Note A", all such payments for services provided for in the Partnership Agreement shall be paid to NHP which owns a significant number of limited partnership units as discussed below.

During the six months ended June 30, 2003 and 2002, affiliates of NHP received 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to NHP and its affiliates approximately $42,000 and $49,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of NHP received reimbursement of accountable administrative expenses amounting to approximately $32,000 and $43,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expenses.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and a cumulative distribution equal to an 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At June 30, 2003, the limited partners had not received their return. Therefore, the commission is included in other liabilities on the accompanying balance sheet at June 30, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $23,000 and $28,000, respectively, for insurance coverage and fees associated with policy claims administration.

Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership and therefore held all of the general partnership interest in the Partnership. On May 1, 2003 Everest acquired all of the capital stock of the General Partner. As the sole stockholder of UIRE, Everest is in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. As of June 30, 2003, AIMCO and its affiliates owned 25,080 limited partnership units (the "Units") in the Partnership representing 41.07% of the outstanding units. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on June 19, 2003, a tender offer by AIMCO Properties, L.P. to acquire for a purchase price of $108.00 per Unit all of the Units not owned by affiliates expired. Pursuant to this offer, AIMCO acquired 1,461 units or 2.39% of the outstanding units. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 41.07% of the outstanding units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Everest as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Everest, as its sole stockholder.

Note C - Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Bronson Place Apartments                      90%        89%
         Mountlake Terrace, Washington
      Meadow Wood Apartments                        94%        94%
         Medford, Oregon
      Defoors Crossing Apartments                   81%        96%
         Atlanta, Georgia

The General Partner attributes the decreased occupancy at Defoors Crossing Apartments to increased layoffs in the area, increased competition and a slow local economy.

Results of Operations

The Partnership realized net income of approximately $138,000 for the six months ended June 30, 2003, compared to net income of approximately $233,000 for the six months ended June 30, 2002. The Partnership's net income for the three months ended June 30, 2003 was approximately $67,000 compared to net income of approximately $127,000 for the three months ended June 30, 2002. The decrease in net income for the three and six months ended June 30, 2003 is due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased for the three and six months ended June 30, 2003 due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy at DeFoors Crossing Apartments, reduced average rental rates at Bronson Place and Defoors Crossing Apartments, and increased bad debt expense at all of the Partnership's properties partially offset by a slight increase in occupancy at Bronson Place Apartments. Other income increased primarily due to increased late charges and lease cancellation fees at Defoors Crossing Apartments.

Total expenses increased for the three and six months ended June 30, 2003 primarily due to an increase in operating expenses. For the six months ended June 30, 2003, this increase was partially offset by a decrease in general and administrative expenses. Operating expenses increased primarily due to an increase in advertising and maintenance expenses partially offset by a decrease in management fees. Advertising expenses increased due to increased referral fees at Defoors Crossing Apartments, web and newspaper advertising costs at Meadow Wood Apartments, and periodical expenses at all three of the Partnership's properties. Maintenance expenses increased due to increases in contract repairs at Bronson Place and Meadow Wood Apartments, pool expenses at Meadow Wood Apartments, floor covering repairs at Bronson Place and Defoors Crossing Apartments, and painting supplies at Defoors Crossing Apartments partially offset by a decrease in contract yard and ground services at Bronson Place Apartments. Management fees decreased due to a decrease in rental revenues primarily at Defoors Crossing Apartments.

General and administrative expenses decreased for the six months ended June 30, 2003 primarily due to reduced costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both June 30, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the General Partner and NHP monitor the rental market environment of the investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner and NHP attempt to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. Due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $263,000 compared to approximately $440,000 at June 30, 2002. Cash and cash equivalents decreased by approximately $81,000 since December 31, 2002, due to approximately $405,000 of cash used in financing activities and approximately $47,000 of cash used in investing activities which was partially offset by approximately $371,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to the partners. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Bronson Place

During the six months ended June 30, 2003, the Partnership completed approximately $15,000 of capital improvements at Bronson Place Apartments consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $11,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and air conditioning unit replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Meadow Wood

During the six months ended June 30, 2003, the Partnership completed approximately $16,000 of capital improvements at Meadow Wood Apartments consisting primarily of water, sewer, and heating unit upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $18,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and air conditioning unit replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

DeFoors Crossing

During the six months ended June 30, 2003, the Partnership completed approximately $16,000 of capital improvements at DeFoors Crossing Apartments consisting primarily of floor covering and appliance replacements and heating unit upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $3,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership distributed the following amounts during the six months ended June 30, 2003 and 2002 (in thousands, except per unit data):

                    Six Months       Per Limited       Six Months        Per Limited
                      Ended          Partnership         Ended           Partnership
                  June 30, 2003         Unit         June 30, 2002          Unit

Operations            $ 405            $ 6.57            $ 218             $ 3.54

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

Other

Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership and therefore held all of the general partnership interest in the Partnership. On May 1, 2003 Everest acquired all of the capital stock of the General Partner. As the sole stockholder of UIRE, Everest is in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. As of June 30, 2003, AIMCO and its affiliates owned 25,080 limited partnership units (the "Units") in the Partnership representing 41.07% of the outstanding units. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on June 19, 2003, a tender offer by AIMCO Properties, L.P. to acquire for a purchase price of $108.00 per Unit all of the Units not owned by affiliates expired. Pursuant to this offer, AIMCO acquired 1,461 units or 2.39% of the outstanding units. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 41.07% of the outstanding units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Everest as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Everest, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

                  Exhibit 3.3,  Certificate of Limited Partnership (Exhibit 3 to
                  Partnership's   Form  8-K   filed  on  April  29,   1991,   is
                  incorporated herein by reference).

                  Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

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


                                    Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of United Investors Income Properties;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                /s/Patrick J. Foye
                                Patrick J. Foye
                                Executive Vice President of United Investors Real Estate, Inc., equivalent of the chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of United Investors Income Properties;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                /s/Paul J. McAuliffe
                                Paul J. McAuliffe
                                Executive Vice President and Chief Financial Officer of United Investors Real Estate, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of United Investors Income Properties (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.