Form 10QSB
period 2003-09-30
UNITED INVESTORS INCOME PROPERTIES
filed 2003-11-19
CIK 830056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                       UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                 $  414
   Receivables and deposits                                                      35
   Other assets                                                                  30
   Investment properties:
       Land                                                  $ 1,522
       Buildings and related personal property                 9,934
                                                              11,456
       Less accumulated depreciation                          (4,853)         6,603
                                                                            $ 7,082
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                           $ 5
   Tenant security deposit liabilities                                           47
   Accrued property taxes                                                        17
   Other liabilities                                                             81
   Due to affiliate                                                              21

Partners' (Deficiency) Capital
   General partner                                             $ (62)
   Limited partners (61,063 units
      issued and outstanding)                                  6,973          6,911
                                                                            $ 7,082


                   See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                          2003         2002         2003        2002
Revenues
  Rental income                          $ 411        $ 418       $ 1,165     $ 1,272
  Other income                               50           45          153         136
         Total revenues                     461          463        1,318       1,408

Expenses:
  Operating                                 195          170          584         532
  General and administrative                 38           23           88          89
  Depreciation                              103          100          311         307
  Property taxes                             40           29          112         106
         Total expenses                     376          322        1,095       1,034

Net income                                $ 85        $ 141        $ 223       $ 374

Net income allocated to general
  partner (1%)                            $ 1          $ 1          $ 2         $ 3
Net income allocated to limited
  partners (99%)                             84          140          221         371

                                          $ 85        $ 141        $ 223       $ 374

Net income per limited partnership
  unit                                   $ 1.38       $ 2.29      $ 3.62      $ 6.08
Distributions per limited
  partnership unit                        $ --        $ 2.96      $ 6.57      $ 6.50

                   See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        61,063       $ --       $15,266      $15,266

Partners' (deficiency) capital
   at December 31, 2002               61,063      $ (60)      $ 7,153      $ 7,093

Distributions to partners                 --          (4)        (401)        (405)

Net income for the nine months
   ended September 30, 2003               --           2          221          223

Partners' (deficiency) capital
   at September 30, 2003              61,063      $ (62)      $ 6,973      $ 6,911


                   See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003         2002
Cash flows from operating activities:
  Net income                                                      $ 223        $ 374
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                    311          307
     Change in accounts:
      Receivables and deposits                                         5          (13)
      Other assets                                                     8           18
      Accounts payable                                               (10)           3
      Tenant security deposit liabilities                             (2)           1
      Accrued property taxes                                          17           15
      Other liabilities                                               39          (32)
      Due to affiliate                                               (31)          --
        Net cash provided by operating activities                    560          673

Cash flows used in investing activities:
  Property improvements and replacements                             (85)         (88)

Cash flows used in financing activities:
  Distributions to partners                                         (405)        (401)

Net increase in cash and cash equivalents                             70          184

Cash and cash equivalents at beginning of period                     344          228

Cash and cash equivalents at end of period                        $ 414        $ 412

                   See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner" or "UIRE"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

For part of the nine month period ended September 30, 2003, the General Partner was an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. On May 1, 2003, Everest Properties, Inc. a California corporation ("Everest") acquired all of the capital stock of the General Partner. Although as the sole stockholder of UIRE, Everest is in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership, AIMCO and Everest have agreed that AIMCO will, contingent upon obtaining any necessary consents in accordance with the terms of the Partnership Agreement, replace UIRE as the general partner. In connection with this transaction, the General Partner and the Partnership have entered into a Services Agreement effective May 1, 2003 (the "Services Agreement") with NHP Management Company ("NHP"), an affiliate of AIMCO, whereby NHP will provide portfolio management services and property management services for the Partnership. The portfolio management services shall include the services the General Partner of the Partnership generally performs or procures in connection with the management of the Partnership, subject to certain limitations provided for in the Services Agreement. As compensation for providing the portfolio management services and the property management services, the General Partner will pay and assign over to NHP all of the income, distributions, fees, commissions, reimbursements and other payments payable by the Partnership to the General Partner or any of its affiliates. Should AIMCO fail to obtain the aforementioned consents, the Services Agreement will continue to be in effect unless NHP fails to perform its obligations in accordance with the terms of the Services Agreement.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Services Agreement for the management and administration of all Partnership activities. The Partnership Agreement and the Services Agreement provide for payments to AIMCO and its affiliates for services and for reimbursement of certain expenses incurred by AIMCO and its affiliates on behalf of the Partnership. Pursuant to the Services Agreement discussed in "Note A", all such payments for services provided for in the Partnership Agreement shall be paid to NHP which owns a significant number of limited partnership units as discussed below.

Affiliates of NHP are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to NHP and its affiliates approximately $66,000 and $72,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of NHP received reimbursement of accountable administrative expenses amounting to approximately $45,000 and $53,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and a cumulative distribution equal to an 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At September 30, 2003, the limited partners had not received their return. Therefore, the commission is included in due to affiliate on the accompanying balance sheet at September 30, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $23,000 and $28,000, respectively, for insurance coverage and fees associated with policy claims administration.

Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership and therefore held all of the general partnership interest in the Partnership. On May 1, 2003 Everest acquired all of the capital stock of the General Partner. As the sole stockholder of UIRE, Everest is in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership; however, AIMCO and Everest have agreed that AIMCO will, contingent upon obtaining any necessary consents in accordance with the terms of the Partnership Agreement, replace UIRE as the general partner (see Note A above). As of September 30, 2003, AIMCO and its affiliates owned 24,356 limited partnership units (the "Units") in the
Partnership representing 39.89% of the outstanding units. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Everest as the sole stockholder of the General Partner. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Everest, as its sole stockholder.

Note C - Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of NHP, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act
(FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Bronson Place Apartments                      90%        88%
         Mountlake Terrace, Washington
      Meadow Wood Apartments                        95%        94%
         Medford, Oregon
      Defoors Crossing Apartments                   85%        94%
         Atlanta, Georgia

The General Partner attributes the decreased occupancy at Defoors Crossing Apartments to increased layoffs in the area, increased competition and a slow local economy.

Results of Operations

The Partnership realized net income of approximately $223,000 for the nine months ended September 30, 2003, compared to net income of approximately $374,000 for the nine months ended September 30, 2002. The Partnership's net income for the three months ended September 30, 2003 was approximately $85,000 compared to net income of approximately $141,000 for the three months ended September 30, 2002. The decrease in net income for the three and nine months ended September 30, 2003 is due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased for the three and nine months ended September 30, 2003 due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy at DeFoors Crossing Apartments and a decrease in average rental rates at Bronson Place and Defoors Crossing Apartments partially offset by a slight increase in occupancy at Bronson Place Apartments. Other income increased primarily due to increased late charges and lease cancellation fees at all of the properties.

Total expenses increased for the three and nine months ended September 30, 2003 primarily due to an increase in operating and property tax expenses. Depreciation expense was relatively constant for the comparable periods. Operating expenses increased primarily due to an increase in advertising and maintenance expenses partially offset by a decrease in management fees.
Advertising expenses increased due to increases in referral fees at Defoors Crossing Apartments, web advertising costs at Bronson Place and Meadow Wood Apartments, and periodicals at Bronson Place and Defoors Crossing Apartments. Maintenance expenses increased due to increases in contract repairs at Bronson Place and Meadow Wood Apartments, pool repairs at Meadow Wood Apartments and painting supplies at Defoors Crossing Apartments partially offset by decreases in contract yard and ground work at Bronson Place Apartments and contract interior painting at Defoors Crossing Apartments. Management fees decreased due to a decrease in rental income, on which these fees are based, primarily at Defoors Crossing Apartments. Property tax expense increased due to a refund received at Meadow Wood Apartments in 2002 related to the 2001 tax year.

General and administrative expenses increased for the three months ended September 30, 2003 while remaining constant for the nine month period as a result of the timing and receipt of bills associated with costs of services provided by the General Partner and its affiliates or assignees and communications with investors and regulatory agencies. Included in general and administrative expenses is the costs of services provided by the General Partner and its affiliates or assignees as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the General Partner and NHP monitor the rental market environment of the investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner and NHP attempt to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $414,000 compared to approximately $412,000 at September 30, 2002. Cash and cash equivalents increased by approximately $70,000 since December 31, 2002, due to approximately $560,000 of cash provided by operating activities partially offset by approximately $405,000 and $85,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of distributions paid to the partners. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Bronson Place

During the nine months ended September 30, 2003, the Partnership completed approximately $29,000 of capital improvements at Bronson Place Apartments consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $9,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and air conditioning unit replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Meadow Wood

During the nine months ended September 30, 2003, the Partnership completed approximately $25,000 of capital improvements at Meadow Wood Apartments consisting primarily of water, sewer and heating unit upgrades, structural improvements and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $11,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and air conditioning unit replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

DeFoors Crossing

During the nine months ended September 30, 2003, the Partnership completed approximately $31,000 of capital improvements at DeFoors Crossing Apartments consisting primarily of floor covering and appliance replacements and swimming pool and heating unit upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and expects that only necessary improvements will be made during the remainder of 2003 in order to maintain occupancy at the property. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

                                     Per Limited                         Per Limited
                Nine Months Ended    Partnership   Nine Months Ended     Partnership
                September 30, 2003      Unit       September 30, 2002       Unit

Operations            $ 405            $ 6.57            $ 401             $ 6.50

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

Other

Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership and therefore held all of the general partnership interest in the Partnership. On May 1, 2003 Everest acquired all of the capital stock of the General Partner. As the sole stockholder of UIRE, Everest is in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership, however, AIMCO and Everest have agreed that AIMCO will, contingent upon obtaining any necessary consents in accordance with the terms of the Partnership Agreement, replace UIRE as the general partner (see Item 1. Financial Statements Note A - Basis of Presentation for more information). As of September 30, 2003, AIMCO and its affiliates owned 24,356 limited partnership units (the "Units") in the Partnership representing 39.89% of the outstanding units. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Everest as the sole stockholder of the General Partner. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Everest, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of NHP, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act
(FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 19, 2003

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

Date:  November 19, 2003

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

Date:  November 19, 2003

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



In connection with the Quarterly Report on Form 10-QSB of United Investors Income Properties (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 19, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 19, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.