Form 10KSB
period 2003-12-31
UNITED INVESTORS INCOME PROPERTIES
filed 2004-03-29
CIK 830056

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                    For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $1,758,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.



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

                                     PART I

Item 1.     Description of Business

United Investors Income Properties (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri on June 23, 1988. The Partnership is governed by an Agreement of Limited Partnership dated July 27, 1988. United Investors Real Estate, Inc., a Delaware corporation, is the sole general partner ("UIRE" or the "General Partner") of the Partnership. UIRE was originally wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into AIMCO/IPT, Inc. (formerly known as Insignia Properties Trust) ("IPT"), a Delaware corporation and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. On May 1, 2003, Everest Properties, Inc., a California corporation ("Everest") acquired all of the capital stock of the General Partner. In connection with this transaction, the General Partner and the Partnership entered into a Services Agreement effective May 1, 2003 (the "Services Agreement") with NHP Management Company ("NHP"), an affiliate of AIMCO, whereby NHP agreed to provide portfolio and property management services for the Partnership. The portfolio management services included the services the General Partner of the Partnership generally performs or procures in connection with the management of the Partnership, subject to certain limitations provided for in the Services Agreement. As compensation for providing the portfolio management services and the property management services, the General Partner paid and assigned over to NHP all of the income, distributions, fees, commissions, reimbursements and other payments payable by the Partnership to the General Partner or any of its affiliates. On February 27, 2004, IPT reacquired from Everest all of the capital stock of the General Partner. As of February 27, 2004, the Services Agreement was terminated. As the sole stockholder of UIRE, IPT is in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. As of February 27, 2004, David I. Lesser and W. Robert Kohorst resigned as directors of UIRE, and IPT appointed Martha Long and Peter Kompaniez as directors of UIRE. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2018 unless terminated prior to such date.

Commencing in May 1988, the Partnership offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission ("SEC"), up to a maximum of 80,000 units of limited partnership interest (the "Units") at $250 per Unit with a minimum required purchase of eight Units or $2,000 (four Units or $1,000 for an Individual Retirement Account). The offering of Units terminated May 4, 1990. Upon termination of the offering, the Partnership had accepted subscriptions for 61,063 Units resulting in gross offering proceeds of approximately $15,266,000. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

The Partnership has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of NHP has been providing such property management services.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner or NHP in such market area, could have a material effect on the rental market for the apartments and the rents that may be charged for such apartments. While the General Partner and NHP and their affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

                                     Date of
Property                             Purchase       Type of Ownership        Use

Bronson Place Apartments             11/01/88          Fee simple         Apartment
  Mountlake Terrace, WA                                                   70 units

Defoors Crossing Apartments          05/01/89          Fee simple         Apartment
  Atlanta, GA                                                             60 units

Meadow Wood Apartments               10/02/89          Fee simple         Apartment
  Medford, OR                                                             85 units

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                       Gross
                      Carrying    Accumulated   Depreciable               Federal
Property               Value     Depreciation      Life       Method     Tax Basis
                          (in thousands)                              (in thousands)
Bronson Place         $ 3,898       $ 1,749      5-40 yrs      S/L        $ 2,247
Defoors Crossing        3,612         1,502      5-40 yrs      S/L          2,084
Meadow Wood             3,965         1,706      5-40 yrs      S/L          2,267
      Totals          $11,475       $ 4,957                               $ 6,598

See "Note A, Organization and Significant Accounting Policies." of the financial
statements  in  "Item  7.  Financial   Statements"  for  a  description  of  the
Partnership's capitalization and depreciation policies.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for each property:

                                      Average Annual             Average Annual
                                       Rental Rates                 Occupancy
                                        (per unit)
Property                            2003           2002         2003        2002
Bronson Place Apartments           $9,211         $9,784         88%         89%
Defoors Crossing Apartments         8,864          9,288         86%         91%
Meadow Wood Apartments              8,053          7,951         94%         94%

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and effective rates in 2003 for each property were:

                                                 2003            2003
                                                 Taxes           Rates
                                            (in thousands)
Bronson Place Apartments                         $ 52            1.30%
Defoors Crossing Apartments                        51            1.79%
Meadow Wood Apartments                             53            1.46%

Capital Improvements

Bronson Place

During the year ended December 31, 2003, the Partnership completed approximately $40,000 of capital expenditures at Bronson Place Apartments, consisting primarily of floor covering and appliance replacements and major landscaping. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $39,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property and anticipated cash flow generated by the property.

Defoors Crossing

During the year ended December 31, 2003, the Partnership completed approximately $33,000 of capital expenditures at DeFoors Crossing Apartments, consisting primarily of floor covering and appliance replacements and swimming pool and heating unit upgrades. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $33,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property and anticipated cash flow generated by the property.

Meadow Wood

During the year ended December 31, 2003, the Partnership completed approximately $31,000 of capital expenditures at Meadow Wood Apartments, consisting primarily of floor covering and appliance replacements and structural improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $47,000. Additional improvement needs may be considered during 2004 and will depend on the physical condition of the property and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered 80,000 and sold 61,063 Limited Partnership Units (the "Units")during its offering period through May 4, 1990, aggregating approximately $15,266,000. The Partnership currently has 61,063 Units outstanding and 1,204 holders of record. Affiliates of the General Partner and AIMCO owned 25,379 Units or 41.56% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2003 and 2002 (see "Item 6 - Management's Discussion and Analysis or Plan of Operation" for further details):

                                        Per Limited                        Per Limited
                       Year Ended       Partnership      Year Ended        Partnership
                    December 31, 2003      Unit       December 31, 2002       Unit

Operations                $ 405           $ 6.57            $ 581            $ 9.42

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of financings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Properties, Capital Improvements" for information relating to anticipated capital expenditures at the properties.

Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership and therefore held all of the general partnership interest in the Partnership. From May 1, 2003 to February 27, 2004, Everest held all of the capital stock of the General Partner. As the sole stockholder of UIRE, Everest was in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership; however, AIMCO and Everest agreed that AIMCO would, contingent upon obtaining any necessary consents, replace UIRE as the general partner. On February 27, 2004, AIMCO/IPT, Inc., a wholly owned subsidiary of AIMCO, reacquired from Everest all of the capital stock of UIRE, and AIMCO again became the indirect sold stockholder of UIRE. As of December 31, 2003, AIMCO and its affiliates owned 24,429 limited partnership units (the "Units") in the Partnership representing 40.00% of the outstanding units. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. As of December 31, 2003, UIRE owned 950 Units in the Partnership representing 1.56% of the outstanding Units. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.00% of the outstanding Units at December 31, 2003, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as the sole stockholder of the General Partner. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $271,000 for the year ended December 31, 2003, compared to net income of approximately $457,000 for the year ended December 31, 2002. The decrease in net income for the year ended December 31, 2003, is primarily due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased due to a decrease in rental income. Rental income decreased primarily due to a decrease in occupancy at DeFoors Crossing Apartments and reduced average rental rates at Bronson Place and DeFoors Crossing Apartments.

Total expenses increased primarily due to an increase in operating expenses partially offset by a slight decrease in general and administrative expense. Depreciation and property tax expenses remained relatively constant for the comparable periods. Operating expenses increased due to increases in advertising, property and maintenance expenses. Advertising expense increased due to increases in periodicals advertising at Defoors Crossing Apartments and web advertising at Bronson Place and Meadow Wood Apartments. Property expense increased primarily due to increases in utility expenses and temporary help at Bronson Place Apartments and an increase in utility expenses at DeFoors Crossing Apartments. Maintenance expenses increased due to increases in contract repairs at Bronson Place and Meadow Wood Apartments and painting supplies at Defoors Crossing Apartments partially offset by decreases in contract yard and ground work at Bronson Place Apartments and contract interior painting at Defoors Crossing Apartments.

General and administrative expenses decreased due to a decrease in the cost of services provided by the General Partner and its affiliates or assignees and communications with investors and regulatory agencies. Included in general and administrative expenses is the cost of services provided by the General Partner and its affiliates or assignees as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of the investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $509,000 compared to approximately $344,000 at December 31, 2002. Cash and cash equivalents increased by approximately $165,000 from the Partnership's year ended December 31, 2002, due to approximately $674,000 of cash provided by operating activities, which was partially offset by approximately $405,000 of cash used in financing activities and approximately $104,000 of cash used in investing activities. Cash used in financing activities consisted of distributions paid to the partners. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $119,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                        Per Limited                        Per Limited
                       Year Ended       Partnership      Year Ended        Partnership
                    December 31, 2003      Unit       December 31, 2002       Unit

Operations                $ 405           $ 6.57            $ 581            $ 9.42

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of financings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners during the year 2004 or subsequent periods.

Other

Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership and therefore held all of the general partnership interest in the Partnership. From May 1, 2003 to February 27, 2004, Everest held all of the capital stock of the General Partner. As the sole stockholder of UIRE, Everest was in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership; however, AIMCO and Everest agreed that AIMCO would, contingent upon obtaining any necessary consents, replace UIRE as the general partner. On February 27, 2004, AIMCO/IPT, Inc., a wholly owned subsidiary of AIMCO, reacquired from Everest all of the capital stock of UIRE, and AIMCO again became the indirect sold stockholder of UIRE. As of December 31, 2003, AIMCO and its affiliates owned 24,429 limited partnership units (the "Units") in the Partnership representing 40.00% of the outstanding units. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. As of December 31, 2003, UIRE owned 950 Units in the Partnership representing 1.56% of the outstanding Units. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.00% of the outstanding Units at December 31, 2003, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as the sole stockholder of the General Partner. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

UNITED INVESTORS INCOME PROPERTIES

LIST OF FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

Independent Auditors Report

Balance Sheet - December 31, 2003

Statements of Operations - Years ended December 31, 2003 and 2002

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2003 and 2002

Statements of Cash Flows - Years ended December 31, 2003 and 2002

Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
United Investors Income Properties


We have audited the accompanying balance sheet of United Investors Income Properties as of December 31, 2003, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Investors Income Properties at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                            /s/Ernst & Young LLP


Greenville, South Carolina
February 27, 2004

                       UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
  Cash and cash equivalents                                                  $ 509
  Receivables and deposits                                                       33
  Other assets                                                                   42
  Investment properties (Note B):
    Land                                                      $ 1,522
    Buildings and related personal property                     9,953
                                                               11,475
    Less accumulated depreciation                              (4,957)        6,518
                                                                            $ 7,102
Liabilities and Partners' (Deficiency) Capital
Liabilities
  Accounts payable                                                            $ 17
  Tenant security deposit liabilities                                            44
  Accrued property taxes                                                          6
  Other liabilities                                                              32
  Due to affiliates (Note C)                                                     44

Partners' (Deficiency) Capital
  General partner                                              $ (61)
  Limited partners (61,063 units issued and outstanding)        7,020         6,959
                                                                            $ 7,102

                 See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                            Years Ended December 31,
                                                                2003          2002
Revenues:
  Rental income                                               $ 1,565       $ 1,660
  Other income                                                    193           189
      Total revenues                                            1,758         1,849

Expenses:
  Operating                                                       777           682
  General and administrative                                      141           154
  Depreciation                                                    415           409
  Property taxes                                                  154           147
      Total expenses                                            1,487         1,392


Net income (Note D)                                            $ 271         $ 457

Net income allocated to general partner (1%)                    $ 3           $ 5
Net income allocated to limited partners (99%)                    268           452

                                                               $ 271         $ 457

Net income per limited partnership unit                        $ 4.39        $ 7.40

Distributions per limited partnership unit                     $ 6.57        $ 9.42


                 See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                        (in thousands, except unit data)


                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            61,063        $ --      $15,266    $15,266

Partners' (deficiency) capital at
  December 31, 2001                       61,063       $ (59)     $ 7,276    $ 7,217

Distributions to partners                     --           (6)       (575)      (581)

Net income for the year ended
  December 31, 2002                           --            5         452        457

Partners' (deficiency) capital at
  December 31, 2002                       61,063          (60)      7,153      7,093

Distributions to partners                     --           (4)       (401)      (405)

Net income for the year ended
  December 31, 2003                           --            3         268        271

Partners' (deficiency) capital at
  December 31, 2003                       61,063       $ (61)     $ 7,020    $ 6,959

                 See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              Years Ended December 31,
                                                                  2003        2002
Cash flows from operating activities:
  Net income                                                     $ 271        $ 457
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   415          409
     Change in accounts:
      Receivables and deposits                                        7          (15)
      Other assets                                                   (4)           1
      Accounts payable                                                2            1
      Tenant security deposit liabilities                            (5)          (4)
      Accrued property taxes                                          1           (3)
      Other liabilities                                              (5)         (73)
      Due to affiliates                                              (8)          52
          Net cash provided by operating activities                 674          825

Cash flows used in investing activities:
  Property improvements and replacements                           (104)        (128)


Cash flows used in financing activities:
  Distributions to partners                                        (405)        (581)

Net increase in cash and cash equivalents                           165          116

Cash and cash equivalents at beginning of year                      344          228

Cash and cash equivalents at end of year                         $ 509        $ 344


                 See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Organization and Significant Accounting Policies

Organization: United Investors Income Properties (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri on June 23, 1988. The Partnership is governed by an Agreement of Limited Partnership dated July 27, 1988. United Investors Real Estate, Inc., a Delaware corporation, is the sole general partner ("UIRE" or the "General Partner") of the Partnership. UIRE was originally wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into AIMCO/IPT, Inc. (formerly known as Insignia Properties Trust) ("IPT"), a Delaware corporation and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. On May 1, 2003, Everest Properties, Inc., a California corporation ("Everest") acquired all of the capital stock of the General
Partner. In connection with this transaction, the General Partner and the Partnership entered into a Services Agreement effective May 1, 2003 (the "Services Agreement") with NHP Management Company ("NHP"), an affiliate of AIMCO, whereby NHP agreed to provide portfolio and property management services for the Partnership. The portfolio management services included the services the General Partner of the Partnership generally performs or procures in connection with the management of the Partnership, subject to certain limitations provided for in the Services Agreement. As compensation for providing the portfolio management services and the property management services, the General Partner paid and assigned over to NHP all of the income, distributions, fees, commissions, reimbursements and other payments payable by the Partnership to the General Partner or any of its affiliates. On February 27, 2004, IPT reacquired from Everest all of the capital stock of the General Partner. As of February 27, 2004, the Services Agreement was terminated. As the sole stockholder of UIRE, IPT is in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership. As of February 27, 2004, David
I. Lesser and W. Robert Kohorst resigned as directors of UIRE, and IPT appointed Martha Long and Peter Kompaniez as directors of UIRE. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2018 unless terminated prior to such date. As of December 31, 2003, the Partnership operates two residential properties in the northwest and one residential property in the south.

Cash and cash equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $419,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraisal or estimated fair market value. No adjustment for impairment of value was recorded for the years ended December 31, 2003 and 2002.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years and (2) personal property additions over 5 years.

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

Leases: The Partnership leases its residential properties under short-term operating leases. Lease terms are generally one year or less in duration. The Partnership recognizes income monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense was approximately $57,000 and $35,000 for the years ended December 31, 2003 and 2002, respectively, and is included in operating expense.

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

Note B - Real Estate and Accumulated Depreciation

                                       Initial Cost
                                      To Partnership

                                               Buildings       Net Costs
                                              and Related     Capitalized
                                               Personal      Subsequent to
Description                         Land       Property       Acquisition
                                      (in thousands)        (in thousands)
Bronson Place Apartments           $ 501        $ 2,568          $ 829
Defoors Crossing Apartments           520         2,480             612
Meadow Wood Apartments                501         2,884             580
            Totals                $ 1,522       $ 7,932         $ 2,021


                  Gross Amount At Which Carried
                      At December 31, 2003
                        (in thousands)

                           Buildings
                          And Related
                           Personal            Accumulated     Date of      Date    Depreciable
Description        Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                              (in thousands)
Bronson Place      $ 501    $ 3,397   $ 3,898    $ 1,749         1988     11/01/88     5-40
Defoors Crossing      520     3,092     3,612      1,502         1988     05/01/89     5-40
Meadow Wood           501     3,464     3,965      1,706         1988     10/02/89     5-40
     Totals       $ 1,522   $ 9,953   $11,475    $ 4,957


Reconciliation of "real estate and accumulated depreciation":

                                              Years Ended December 31,
                                                  2003         2002
                                                   (in thousands)
   Investment Properties
   Balance at beginning of year                  $11,371      $11,243
     Property improvements                           104          128
   Balance at end of year                        $11,475      $11,371

   Accumulated Depreciation
   Balance at beginning of year                  $ 4,542      $ 4,133
     Amounts charged to expense                      415          409
   Balance at end of year                        $ 4,957      $ 4,542

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $11,592,000 and $11,489,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $4,994,000 and $4,580,000, respectively.

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

Affiliates of NHP are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to NHP approximately $88,000 and $95,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of NHP received reimbursement of accountable administrative expenses amounting to approximately $84,000 and $94,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses and investment properties. For the years ended December 31, 2003 and 2002 the first three quarters were based on estimated amounts and in the fourth quarter the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Note E").

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and a cumulative distribution equal to an 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At December 31, 2003, the limited partners had not received their return. Therefore, the commission is included in due to affiliates on the accompanying balance sheet at December 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $23,000 and $28,000, respectively, for insurance coverage and fees associated with policy claims administration.

Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership and therefore held all of the general partnership interest in the Partnership. From May 1, 2003 to February 27, 2004, Everest held all of the capital stock of the General Partner. As the sole stockholder of UIRE, Everest was in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership; however, AIMCO and Everest agreed that AIMCO would, contingent upon obtaining any necessary consents, replace UIRE as the general partner. On February 27, 2004, AIMCO/IPT, Inc., a wholly owned subsidiary of AIMCO, reacquired from Everest all of the capital stock of UIRE, and AIMCO again became the indirect sold stockholder of UIRE. As of December 31, 2003, AIMCO and its affiliates owned 24,429 limited partnership units (the "Units") in the Partnership representing 40.00% of the outstanding units. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. As of December 31, 2003, UIRE owned 950 Units in the Partnership representing 1.56% of the outstanding Units. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.00% of the outstanding Units at December 31, 2003, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as the sole stockholder of the General Partner. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note D - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income as reported in the financial statements and Federal taxable income allocated to the partners in the Partnership's tax return for the years ended December 31, 2003 and 2002 (in thousands, except unit data):

                                                       2003        2002

      Net income as reported                           $ 271       $ 457
      Add (deduct):
        Deferred revenue and other liabilities           (18)         46
        Depreciation differences                          (1)         (1)

      Federal taxable income                           $ 252       $ 502

      Federal taxable income per limited
        partnership unit                               $4.08       $8.15

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 2003 (in thousands):

      Net assets as reported                                $ 6,959
      Differences in basis of assets and liabilities
        Deferred revenue and other liabilities                  (23)
        Accumulated depreciation                                (37)
        Buildings                                               117
        Syndication costs                                     1,902

      Net assets - tax basis                                $ 8,918

Note E - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the General Partner. For the first three quarters of 2003 and 2002, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2003 and 2002, the Partnership recorded an adjustment to management reimbursements to the General Partner of approximately $23,000 and $29,000 respectively, due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the General Partner for the years ended December 31, 2003 and 2002 were approximately $84,000 and $94,000, respectively, as compared to the estimated management reimbursements to the General Partner for the nine months ended September 30, 2003 and 2002 of approximately $45,000 and $53,000, respectively.

Note F - Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

United Investors Income Properties (the "Registrant" or the "Partnership") has no directors or officers. The names of the directors and officers of United Investors Real Estate, Inc. ("UIRE" or the "General Partner"), their ages and the nature of all positions with UIRE presently held by them are set forth below. There are no family relationships between or among any directors and officers.

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the General Partner during the year ended December 31, 2003.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth those persons or entities known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2003 and the ownership interests in limited partnership units of the General Partner and its affiliates.

               Entity                   Number of Units      Percentage

AIMCO IPLP, L.P.                                 88             0.14%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                       24,341            39.86%
  (an affiliate of AIMCO)
United Investors Real Estate, Inc.              950             1.56%

AIMCO IPLP, L.P. (formerly known as Insignia Properties, L.P.) and United Investors Real Estate, Inc. are indirectly but ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly but ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of NHP are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to NHP approximately $88,000 and $95,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of NHP received reimbursement of accountable administrative expenses amounting to approximately $84,000 and $94,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses and investment properties. For the years ended December 31, 2003 and 2002 the first three quarters were based on estimated amounts and in the fourth quarter the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Item 7. Financial Statements, Note E").

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and a cumulative distribution equal to an 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At December 31, 2003, the limited partners had not received their return. Therefore, the commission is included in due to affiliates on the accompanying balance sheet at December 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $23,000 and $28,000, respectively, for insurance coverage and fees associated with policy claims administration.

Until May 1, 2003, AIMCO was the indirect sole stockholder of UIRE, the sole general partner of the Partnership and therefore held all of the general partnership interest in the Partnership. From May 1, 2003 to February 27, 2004, Everest held all of the capital stock of the General Partner. As the sole stockholder of UIRE, Everest was in a position to remove the current directors and elect the directors of UIRE and consequently to control the Partnership; however, AIMCO and Everest agreed that AIMCO would, contingent upon obtaining any necessary consents, replace UIRE as the general partner. On February 27, 2004, AIMCO/IPT, Inc., a wholly owned subsidiary of AIMCO, reacquired from Everest all of the capital stock of UIRE, and AIMCO again became the indirect sold stockholder of UIRE. As of December 31, 2003, AIMCO and its affiliates owned 24,429 limited partnership units (the "Units") in the Partnership representing 40.00% of the outstanding units. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. As of December 31, 2003, UIRE owned 950 Units in the Partnership representing 1.56% of the outstanding Units. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.00% of the outstanding Units at December 31, 2003, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as the sole stockholder of the General Partner. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K:

            None filed during the quarter ended December 31, 2003.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $38,000 and $39,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $8,000 and $12,000, respectively.

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

                                    UNITED INVESTORS INCOME PROPERTIES


                                    By:   United Investors Real Estate, Inc.
                                          Its General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 29, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 29, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President and     Date: March 29, 2004
Thomas M. Herzog              Chief Accounting Officer

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

      31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  March 29, 2004

                                /s/Martha L. Long
                                Martha L. Long
                                Senior Vice President of United Investors Real Estate, Inc., equivalent of the chief executive officer of the Partnership

Exhibit 31.2

                                  CERTIFICATION

I, Thomas M. Herzog, certify that:


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

Date:  March 29, 2004

                                /s/Thomas M. Herzog
                                Thomas M. Herzog
                                Senior  Vice  President  and  Chief   Accounting
                                Officer of United Investors Real Estate, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of United Investors Income Properties (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.