Form 10QSB
period 2004-03-31
UNITED INVESTORS INCOME PROPERTIES
filed 2004-05-13
CIK 830056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                       UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004


Assets
   Cash and cash equivalents                                                 $ 683
   Receivables and deposits                                                      33
   Other assets                                                                  65
   Investment properties:
       Land                                                  $ 1,522
       Buildings and related personal property                 9,964
                                                              11,486
       Less accumulated depreciation                          (5,062)         6,424
                                                                            $ 7,205
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 13
   Tenant security deposit liabilities                                           45
   Accrued property taxes                                                        33
   Other liabilities                                                             48
   Due to affiliates                                                             56

Partners' (Deficiency) Capital
   General partner                                             $ (60)
   Limited partners (61,063 units issued and
      outstanding)                                             7,070          7,010
                                                                            $ 7,205


               See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                               Three Months Ended
                                                                       March 31,
                                                                2004          2003
Revenues:
   Rental income                                               $ 373         $ 364
   Other income                                                    42            53
       Total revenues                                             415           417

Expenses:
   Operating                                                      188           181
   General and administrative                                      33            22
   Depreciation                                                   105           104
   Property taxes                                                  38            39
       Total expenses                                             364           346

Net income                                                      $ 51          $ 71

Net income allocated to general partner (1%)                    $ 1           $ 1
Net income allocated to limited partners (99%)                     50            70

                                                                $ 51          $ 71

Net income per limited partnership unit                        $ 0.82        $ 1.15

Distributions per limited partnership unit                      $ --         $ 3.75


               See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

           STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        61,063       $ --       $15,266      $15,266

Partners' (deficiency) capital
   at December 31, 2003               61,063      $ (61)      $ 7,020      $ 6,959

Net income for the three months
   ended March 31, 2004                   --           1           50           51

Partners' (deficiency) capital
   at March 31, 2004                  61,063      $ (60)      $ 7,070      $ 7,010


               See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Three Months Ended
                                                                       March 31,
                                                                   2004         2003
Cash flows from operating activities:
  Net income                                                       $ 51         $ 71
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                    105          104
     Change in accounts:
      Receivables and deposits                                        --            1
      Other assets                                                   (23)          15
      Accounts payable                                                (4)           5
      Tenant security deposit liabilities                              1           (4)
      Accrued property taxes                                          27           30
      Other liabilities                                               16           35
      Due to affiliates                                               12           --
        Net cash provided by operating activities                    185          257

Cash flows used in investing activities:
  Property improvements and replacements                             (11)         (17)

Cash flows used in financing activities:
  Distributions to partners                                           --         (231)

Net increase in cash and cash equivalents                            174            9

Cash and cash equivalents at beginning of period                     509          344

Cash and cash equivalents at end of period                        $ 683        $ 353

               See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner" or "UIRE"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

For the periods ended March 31, 2003 and 2004, the General Partner was a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. On May 1, 2003, Everest Properties, Inc. a California corporation ("Everest") acquired all of the capital stock of the General Partner. In connection with this transaction, the General Partner and the Partnership entered into a Services Agreement effective May 1, 2003 (the "Services Agreement") with NHP Management Company ("NHP"), an affiliate of AIMCO, whereby NHP agreed to provide portfolio and property management services for the Partnership. The portfolio management services included the services the General Partner of the Partnership generally performs or procures in connection with the management of the Partnership, subject to certain limitations provided for in the Services Agreement. As compensation for providing the portfolio management services and the property management services, the General Partner paid and assigned over to NHP all of the income, distributions, fees, commissions, reimbursements and other payments payable by the Partnership to the General Partner or any of its affiliates. On February 27, 2004, AIMCO/IPT, Inc. ("IPT"), a subsidiary of AIMCO, reacquired from Everest all of the capital stock of the General Partner. As of February 27, 2004, the Services Agreement was terminated.

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

During the three months ended March 31, 2004 and 2003, affiliates of the General Partner and NHP were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $21,000 for each of the three months ended March 31, 2004 and 2003, which is included in operating expenses.

An affiliate of the General Partner and NHP charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $22,000 and $10,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. At March 31, 2004, approximately $35,000 of these reimbursements were payable to an affiliate of the General Partner and NHP and are included in Due to affiliates on the accompanying balance sheet.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and a cumulative distribution equal to an 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At March 31, 2004, the limited partners had not received their return. Therefore, the commission is included in Due to affiliates on the accompanying balance sheet at March 31, 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration owed to AIMCO and its affiliates will be approximately $15,000. The Partnership was charged approximately $23,000 for 2003.

On February 27, 2004, IPT, a subsidiary of AIMCO, reacquired from Everest all of the capital stock of the General Partner. In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,429 limited partnership units (the "Units") in the Partnership representing 40.00% of the outstanding units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.00% of the outstanding Units at March 31, 2004, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note C - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

Note D - Subsequent Event

Subsequent to March 31, 2004, the Partnership distributed from operations approximately $285,000 or $4.62 per limited partnership unit.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Bronson Place Apartments                      89%        90%
         Mountlake Terrace, Washington
      Meadow Wood Apartments                        84%        91%
         Medford, Oregon
      Defoors Crossing Apartments                   85%        72%
         Atlanta, Georgia

The General Partner attributes the increase in average occupancy at Defoors Crossing Apartments to strong resident relations and customer service, as well as improved marketing to potential quality residents. Average occupancy for the first part of 2003 had decreased due to layoffs and the slow economy in the local area. The end of 2003 saw average occupancy improve due to the reasons previously mentioned. The first quarter of 2004 has remained constant with the end of 2003.

The General Partner attributes the decrease in average occupancy at Meadow Wood Apartments to increased competition and low mortgage rates allowing more tenants to buy homes.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership realized net income of approximately $51,000 for the three months ended March 31, 2004, compared to net income of approximately $71,000 for the three months ended March 31, 2003. The decrease in net income for the three months ended March 31, 2004 is due to an increase in total expenses and a slight decrease in total revenues.

Total revenues decreased slightly for the three months ended March 31, 2004 due to a decrease in other income, partially offset by an increase in rental income. Other income decreased due to a decrease in late charges and lease cancellation fees, primarily at Defoors Crossing Apartments. Rental income increased due to increases in occupancy at DeFoors Crossing Apartments, and reduced bad debt expense at all the properties, partially offset by a decrease in occupancy at Meadow Wood Apartments.

Total expenses increased for the three months ended March 31, 2004 due to an increase in general and administrative and operating expenses. Depreciation and property tax expense remained relatively constant during the comparable periods. Operating expense increased primarily due to an increase in property and advertising expenses partially offset by an decrease in maintenance expense. Property expense increased due to increased payroll and related employee benefits, primarily at DeFoors Crossing Apartments. Advertising expense increased due to increased periodical advertising costs also at DeFoors Crossing Apartments. Maintenance expenses decreased due to the decrease in contract repairs at Bronson Place Apartments and plumbing repairs at Meadow Wood Apartments.

General and administrative expenses increased primarily due to increased costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both March 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $683,000 compared to approximately $353,000 at March 31, 2003. Cash and cash equivalents increased by approximately $174,000 since December 31, 2003, due to approximately $185,000 of cash provided by operating activities, which was partially offset by approximately $11,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Bronson Place

During the three months ended March 31, 2004, the Partnership completed approximately $5,000 of capital improvements at Bronson Place Apartments consisting primarily of floor covering replacements and window replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $34,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Meadow Wood

During the three months ended March 31, 2004, the Partnership completed approximately $3,000 of capital improvements at Meadow Wood Apartments consisting primarily of water heater and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $44,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

DeFoors Crossing

During the three months ended March 31, 2004, the Partnership completed approximately $3,000 of capital improvements at DeFoors Crossing Apartments consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $30,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands, except per unit data):

                   Three Months      Per Limited      Three Months       Per Limited
                      Ended          Partnership         Ended           Partnership
                  March 31, 2004        Unit         March 31, 2003         Unit

Operations             $ --             $ --             $ 231             $ 3.75

Subsequent to March 31, 2004, the Partnership distributed from operations approximately $285,000 or $4.62 per limited partnership unit.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of financings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2004 or subsequent periods.

Other

On February 27, 2004, IPT, a subsidiary of AIMCO, reacquired from Everest all of the capital stock of the General Partner. In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,429 limited partnership units (the "Units") in the Partnership representing 40.00% of the outstanding units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.00% of the outstanding Units at March 31, 2004, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 5.     OTHER INFORMATION

On February 27, 2004, there was a change in control of the General Partner of the Partnership. See discussion in Part I - Item 1. Financial Statements - Note A.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

                  Current Report on Form 8-K dated February 27, 2004 and filed with the Securities and Exchange Commission on March 22, 2004 disclosing the changes in control of Registrant effective February 27, 2004.

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


                                    Date: May 13, 2004

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

Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of United Investors Income Properties (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.