Form 10QSB
period 2004-06-30
UNITED INVESTORS INCOME PROPERTIES
filed 2004-08-13
CIK 830056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                       UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004

Assets
   Cash and cash equivalents                                                 $ 307
   Receivables and deposits                                                      46
   Other assets                                                                  52
   Investment properties:
       Land                                                  $ 1,522
       Buildings and related personal property                 9,987
                                                              11,509
       Less accumulated depreciation                          (5,167)         6,342
                                                                            $ 6,747
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                           $ 6
   Tenant security deposit liabilities                                           49
   Accrued property taxes                                                        32
   Other liabilities                                                             59
   Due to affiliates                                                             21

Partners' (Deficiency) Capital
   General partner                                             $ (65)
   Limited partners (61,063 units issued and
      outstanding)                                             6,645          6,580
                                                                            $ 6,747


               See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                          2004         2003         2004        2003
Revenues
  Rental income                          $ 393        $ 390        $ 766       $ 754
  Other income                               35           50           77         103
         Total revenues                     428          440          843         857

Expenses:
  Operating                                 192          208          380         389
  General and administrative                 38           28           71          50
  Depreciation                              105          104          210         208
  Property taxes                             38           33           76          72
         Total expenses                     373          373          737         719

Net income                                $ 55         $ 67        $ 106       $ 138

Net income allocated to general
  partner (1%)                            $ 1          $ 1          $ 1         $ 1
Net income allocated to limited
  partners (99%)                             54           66          105         137

                                          $ 55         $ 67        $ 106       $ 138

Net income per limited partnership
  unit                                   $ 0.90       $ 1.08      $ 1.72      $ 2.24
Distributions per limited
  partnership unit                       $ 7.86       $ 2.82      $ 7.86      $ 6.57

               See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

           STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        61,063       $ --       $15,266      $15,266

Partners' (deficiency) capital
   at December 31, 2003               61,063      $ (61)      $ 7,020      $ 6,959

Distributions to partners                 --          (5)        (480)        (485)

Net income for the six months
   ended June 30, 2004                    --           1          105          106

Partners' (deficiency) capital
   at June 30, 2004                   61,063      $ (65)      $ 6,645      $ 6,580

               See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Six Months Ended
                                                                        June 30,
                                                                   2004         2003
Cash flows from operating activities:
  Net income                                                      $ 106        $ 138
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                    210          208
     Change in accounts:
      Receivables and deposits                                       (13)          13
      Other assets                                                   (10)           2
      Accounts payable                                               (11)           6
      Tenant security deposit liabilities                              5            1
      Accrued property taxes                                          26           22
      Due to affiliates                                              (23)         (31)
      Other liabilities                                               27           12
        Net cash provided by operating activities                    317          371

Cash flows used in investing activities:
  Property improvements and replacements                             (34)         (47)

Cash flows used in financing activities:
  Distributions to partners                                         (485)        (405)

Net decrease in cash and cash equivalents                           (202)         (81)

Cash and cash equivalents at beginning of period                     509          344

Cash and cash equivalents at end of period                        $ 307        $ 263

               See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner" or "UIRE"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

For the period of February 27, 2004 to June 30, 2004 and part of the period ended June 30, 2003, the General Partner was a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. On May 1, 2003, Everest Properties, Inc. a California corporation ("Everest") acquired all of the capital stock of the General
Partner. In connection with this transaction, the General Partner and the Partnership entered into a Services Agreement effective May 1, 2003 (the "Services Agreement") with NHP Management Company ("NHP"), an affiliate of AIMCO, whereby NHP agreed to provide portfolio and property management services for the Partnership. The portfolio management services included the services the General Partner of the Partnership generally performs or procures in connection with the management of the Partnership, subject to certain limitations provided for in the Services Agreement. As compensation for providing the portfolio management services and the property management services, the General Partner paid and assigned over to NHP all of the income, distributions, fees, commissions, reimbursements and other payments payable by the Partnership to the General Partner or any of its affiliates. On February 27, 2004, AIMCO/IPT, Inc. ("IPT"), a subsidiary of AIMCO, reacquired from Everest all of the capital stock of the General Partner. As of February 27, 2004, the Services Agreement was terminated.

Reclassification

Certain balances from 2003 have been reclassified to conform to the current year presentation.

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

During the six months ended June 30, 2004 and 2003, affiliates of the General Partner and NHP were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $41,000 and $42,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the General Partner and NHP charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $45,000 and $32,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and a cumulative distribution equal to an 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At June 30, 2004, the limited partners had not received their return. Therefore, the commission is included in Due to affiliates on the accompanying balance sheet at June 30, 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $15,000 and $23,000, respectively, for insurance coverage and fees associated with policy claims administration.

On February 27, 2004, IPT, a subsidiary of AIMCO, reacquired from Everest all of the capital stock of the General Partner. In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,429 limited partnership units (the "Units") in the Partnership representing 40.00% of the outstanding units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.00% of the outstanding Units at June 30, 2004, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note C - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Bronson Place Apartments                      89%        90%
         Mountlake Terrace, Washington
      Meadow Wood Apartments (1)                    86%        94%
         Medford, Oregon
      Defoors Crossing Apartments (2)               87%        81%
         Atlanta, Georgia

(1) The General Partner attributes the decrease in average occupancy at Meadow Wood Apartments to increased competition and low mortgage rates allowing more tenants to buy homes.

(2) The General Partner attributes the increase in average occupancy at Defoors Crossing Apartments to strong resident relations and customer service, as well as improved marketing to potential quality residents. Average occupancy for the first part of 2003 had decreased due to layoffs and the slow economy in the local area. The end of 2003 saw average occupancy improve due to the reasons previously mentioned. 2004 has remained constant with the end of 2003.

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

Results of Operations

The Partnership recognized net income of approximately $106,000 for the six months ended June 30, 2004 compared to net income of approximately $138,000 for the six months ended June 30, 2003. The decrease in net income for the six months ended June 30, 2004 is due to a decrease in total revenues and an increase in total expenses. The Partnership recognized net income of approximately $55,000 for the three months ended June 30, 2004 compared to net income of approximately $67,000 for the three months ended June 30, 2003. The decrease in net income for the three months ended June 30, 2004 is due to a decrease in total revenues while total expenses remained constant.

Total revenues decreased for both the three and six months ended June 30, 2004 due to a decrease in other income partially offset by an increase in rental income. Other income decreased due to a decrease in late charges and lease cancellation fees, primarily at Defoors Crossing Apartments. Rental income increased primarily due to an increase in occupancy at Defoors Crossing Apartments, and reduced bad debt expense at all of the properties, partially offset by a decrease in occupancy at Meadow Wood Apartments.

Total expenses increased for the six months ended June 30, 2004 due to an increase in general and administrative expense partially offset by a slight decrease in operating expense. Depreciation and property tax expense remained relatively constant during the comparable periods. Operating expense decreased due to a decrease in maintenance expense partially offset by an increase in advertising expense. Maintenance expense decreased due to a decrease in contract repairs at Bronson Place Apartments. Advertising expense increased at all of the Partnership's investment properties, especially periodical advertising cost at Defoors Crossing Apartments.

General and administrative expenses increased primarily due to increased costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both June 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $307,000 as compared to approximately $263,000 at June 30, 2003. Cash and cash equivalents decreased by approximately $202,000 since December 31, 2003, due to approximately $485,000 and $34,000 of cash used in financing and investing activities partially offset by approximately $317,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Bronson Place

During the six months ended June 30, 2004, the Partnership completed approximately $13,000 of capital improvements at Bronson Place Apartments consisting primarily of floor covering replacements, window replacements and major landscaping. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $25,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Meadow Wood

During the six months ended June 30, 2004, the Partnership completed approximately $12,000 of capital improvements at Meadow Wood Apartments consisting primarily of water heater, floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $34,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

DeFoors Crossing

During the six months ended June 30, 2004, the Partnership completed approximately $9,000 of capital improvements at DeFoors Crossing Apartments consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $24,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):

                    Six Months       Per Limited       Six Months        Per Limited
                      Ended          Partnership         Ended           Partnership
                  June 30, 2004         Unit         June 30, 2003          Unit

Operations            $ 485            $ 7.86            $ 405             $ 6.57

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

Other

On February 27, 2004, IPT, a subsidiary of AIMCO, reacquired from Everest all of the capital stock of the General Partner. In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,429 limited partnership units (the "Units") in the Partnership representing 40.00% of the outstanding units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.00% of the outstanding Units at June 30, 2004, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

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



                                    UNITED INVESTORS INCOME PROPERTIES


                                    By:   United Investors Real Estate, Inc.
                                          Its General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

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

I, Stephen B. Waters, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of United Investors Income Properties;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of United  Investors Real
                                    Estate,  Inc.,  equivalent  of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of United Investors Income Properties (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.