Form 10QSB
period 2004-09-30
UNITED INVESTORS INCOME PROPERTIES
filed 2004-11-15
CIK 830056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                       UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004


Assets
   Cash and cash equivalents                                                 $ 317
   Receivables and deposits                                                      41
   Other assets                                                                  87
   Investment properties:
       Land                                                  $ 1,522
       Buildings and related personal property                10,028
                                                              11,550
       Less accumulated depreciation                          (5,270)         6,280
                                                                            $ 6,725
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 19
   Tenant security deposit liabilities                                           48
   Accrued property taxes                                                        34
   Other liabilities                                                             60
   Due to affiliates (Note B)                                                    27

Partners' (Deficiency) Capital
   General partner                                             $ (65)
   Limited partners (61,063 units
      issued and outstanding)                                  6,602          6,537
                                                                            $ 6,725

                See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                          2004         2003         2004        2003
Revenues:
  Rental income                          $ 422        $ 411       $ 1,188     $ 1,165
  Other income                               47           50          124         153
         Total revenues                     469          461        1,312       1,318

Expenses:
  Operating                                 237          195          617         584
  General and administrative                 41           38          112          88
  Depreciation                              103          103          313         311
  Property taxes                             37           40          113         112
         Total expenses                     418          376        1,155       1,095

Net income                                $ 51         $ 85        $ 157       $ 223

Net income allocated to general
  partner (1%)                            $ 1          $ 1          $ 2         $ 2
Net income allocated to limited
  partners (99%)                             50           84          155         221

                                          $ 51         $ 85        $ 157       $ 223

Net income per limited partnership
  unit                                   $ .82        $ 1.38      $ 2.54      $ 3.62
Distributions per limited
  partnership unit                       $ 1.52        $ --       $ 9.38      $ 6.57


                See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

            STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        61,063       $ --       $15,266      $15,266

Partners' (deficiency) capital
   at December 31, 2003               61,063      $ (61)      $ 7,020      $ 6,959

Distributions to partners                 --          (6)        (573)        (579)

Net income for the nine months
   ended September 30, 2004               --           2          155          157

Partners' (deficiency) capital
   at September 30, 2004              61,063      $ (65)      $ 6,602      $ 6,537


                See Accompanying Notes to Financial Statements



                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2004         2003
Cash flows from operating activities:
  Net income                                                      $ 157        $ 223
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                    313          311
     Change in accounts:
      Receivables and deposits                                        (8)           5
      Other assets                                                   (23)           8
      Accounts payable                                                 2          (10)
      Tenant security deposit liabilities                              4           (2)
      Accrued property taxes                                          28           17
      Other liabilities                                               28           39
      Due to affiliates                                              (17)         (31)
        Net cash provided by operating activities                    484          560

Cash flows used in investing activities:
  Property improvements and replacements                             (75)         (85)

Cash flows from financing activities:
  Distributions to partners                                         (579)        (405)
  Loan costs incurred                                                (22)          --
    Net cash used in financing activities                           (601)        (405)

Net (decrease) increase in cash and cash equivalents                (192)          70

Cash and cash equivalents at beginning of period                     509          344

Cash and cash equivalents at end of period                        $ 317        $ 414

                See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner" or "UIRE"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

For the period of February 27, 2004 to September 30, 2004 and part of the period ended September 30, 2003, the General Partner was a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. On May 1, 2003, Everest Properties, Inc. a California corporation ("Everest") acquired all of the capital stock of the General
Partner. In connection with this transaction, the General Partner and the Partnership entered into a Services Agreement effective May 1, 2003 (the "Services Agreement") with NHP Management Company ("NHP"), an affiliate of AIMCO, whereby NHP agreed to provide portfolio and property management services for the Partnership. The portfolio management services included the services the General Partner of the Partnership generally performs or procures in connection with the management of the Partnership, subject to certain limitations provided for in the Services Agreement. As compensation for providing the portfolio management services and the property management services, the General Partner paid and assigned over to NHP all of the income, distributions, fees, commissions, reimbursements and other payments payable by the Partnership to the General Partner or any of its affiliates. On February 27, 2004, AIMCO/IPT, Inc. ("IPT"), a subsidiary of AIMCO, reacquired from Everest all of the capital stock of the General Partner. As of February 27, 2004, the Services Agreement was terminated.

Reclassification

Certain balances from 2003 have been reclassified to conform to the current year presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Pursuant to the Services Agreement discussed in "Note A", all such payments for services provided for in the Partnership Agreement were paid to NHP.

During the nine months ended September 30, 2004 and 2003, affiliates of the General Partner and NHP were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $63,000 and $66,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the General Partner and NHP charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $73,000 and $45,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses. At September 30, 2004, approximately $6,000 of reimbursements for services were accrued by the Partnership and are included in due to affiliates on the accompanying balance sheet.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and a cumulative distribution equal to an 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At September 30, 2004, the limited partners had not received their return. Therefore, the commission is included in due to affiliates on the accompanying balance sheet at September 30, 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $24,000 and $23,000, respectively, for insurance coverage and fees associated with policy claims administration.

On February 27, 2004, IPT, a subsidiary of AIMCO, reacquired from Everest all of the capital stock of the General Partner. In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,429 limited partnership units (the "Units") in the Partnership representing 40.00% of the outstanding units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.00% of the outstanding Units at September 30, 2004, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Bronson Place Apartments                      90%        90%
         Mountlake Terrace, Washington
      Meadow Wood Apartments (1)                    88%        95%
         Medford, Oregon
      Defoors Crossing Apartments (2)               90%        85%
         Atlanta, Georgia

(1) The General Partner attributes the decrease in average occupancy at Meadow Wood Apartments to a change in the criteria used to accept new tenants. The change was implemented in an effort to attract and retain a more stable tenant base.

(2) The General Partner attributes the increase in average occupancy at Defoors Crossing Apartments to strong resident relations and customer service, as well as improved marketing to potential quality residents.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.
However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership recognized net income of approximately $157,000 for the nine months ended September 30, 2004 compared to net income of approximately $223,000 for the nine months ended September 30, 2003. The decrease in net income for the nine months ended September 30, 2004 is due to an increase in total expenses along with a slight decrease in total revenues. The Partnership recognized net income of approximately $51,000 for the three months ended September 30, 2004 compared to net income of approximately $85,000 for the three months ended
September 30, 2003. The decrease in net income for the three months ended September 30, 2004 is due to an increase in total expenses partially offset by a slight increase in total revenues.

Total revenues decreased for the nine months ended September 30, 2004 due to a decrease in other income partially offset by an increase in rental income. Total revenues for the three months ended September 30, 2004 increased due to an increase in rental income partially offset by a decrease in other income. Other income decreased due to a decrease in late charges and lease cancellation fees, primarily at Defoors Crossing Apartments as a result of an increase in the average occupancy at the property. Rental income increased primarily due to an increase in occupancy at Defoors Crossing Apartments, and reduced bad debt expense at all of the properties, partially offset by a decrease in occupancy at Meadow Wood Apartments.

Total expenses increased for both the three and nine months ended September 30, 2004 due to an in increase in operating and general and administrative expenses. Depreciation and property tax expense remained relatively constant for the comparable periods. Operating expenses increased due to increases in advertising and property expenses. Advertising expense increased at all of the Partnership's investment properties, especially periodicals at DeFoors Crossing Apartments and web advertising at Bronson Place Apartments. Property expense increased at both Meadow Wood Apartments and Bronson Place Apartments due to increases in salaries and related employee benefits.

General and Administrative expenses increased due to increased costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both September 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $317,000 as compared to approximately $414,000 at September 30, 2003. Cash and cash equivalents decreased by approximately $192,000 since December 31, 2003, due to approximately $601,000 and $75,000 of cash used in financing and investing activities respectively, partially offset by approximately $484,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners and loan costs incurred related to anticipated financing to be obtained on Bronson Place Apartments and Meadow Wood Apartments during the fourth quarter of 2004. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Bronson Place

During the nine months ended September 30, 2004, the Partnership completed approximately $32,000 of capital improvements at Bronson Place Apartments consisting primarily of floor covering replacements, structural upgrades and major landscaping. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $6,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Meadow Wood

During the nine months ended September 30, 2004, the Partnership completed approximately $25,000 of capital improvements at Meadow Wood Apartments consisting primarily of the installation of an air conditioning unit in the leasing office, floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $22,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

DeFoors Crossing

During the nine months ended September 30, 2004, the Partnership completed approximately $18,000 of capital improvements at DeFoors Crossing Apartments consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $15,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The General Partner is planning to obtain financing of approximately $2,500,000 on one of the Partnership's investment properties, Meadow Wood Apartments during the fourth quarter of 2004. Upon closing the General Partner will evaluate the amount to hold as partnership reserves with the balance expected to be distributed to the partners. In addition, the Partnership is contemplating the sale of one of its investment properties, Bronson Place Apartments, to an affiliate of the General Partner. Such sale is subject to approval by the Partnership's limited partners who are not limited partners associated with the Partnership's General Partner's interest. If such sale does not occur the General Partner then anticipates obtaining financing on Bronson Place Apartments of approximately $1,900,000.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                Nine Months Ended    Per Limited   Nine Months Ended     Per Limited
                  September 30,      Partnership     September 30,       Partnership
                       2004             Unit              2003              Unit
Operations            $ 579            $ 9.38            $ 405             $ 6.57

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

Other

On February 27, 2004, IPT, a subsidiary of AIMCO, reacquired from Everest all of the capital stock of the General Partner. In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,429 limited partnership units (the "Units") in the Partnership representing 40.00% of the outstanding units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.00% of the outstanding Units at September 30, 2004, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 6.     EXHIBITS

            See Exhibit Index attached.

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


                                    Date: November 12, 2004

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

Date:  November 12, 2004

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

Date:  November 12, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of United Investors Income Properties (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.