Form 10KSB
period 2004-12-31
UNITED INVESTORS INCOME PROPERTIES
filed 2005-03-25
CIK 830056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $1,750,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. Property management services are provided by an affiliate of NHP.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner or NHP in such market area, could have a material effect on the rental market for the apartments and the rents that may be charged for such apartments. While the General Partner, NHP and their affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, these factors include but are not limited to, changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The General Partner does not anticipate that these costs will have a negative effect on the Partnership's financial condition or results of operations.

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

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" included in this Form 10-KSB.

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

                       Gross
                      Carrying    Accumulated   Depreciable               Federal
Property               Value     Depreciation      Life       Method     Tax Basis
                          (in thousands)                              (in thousands)
Bronson Place         $ 3,948       $ 1,889      5-40 yrs      S/L        $ 2,154
Defoors Crossing        3,633         1,628      5-40 yrs      S/L          1,987
Meadow Wood             3,994         1,856      5-40 yrs      S/L          2,159
      Totals          $11,575       $ 5,373                               $ 6,300

See "Note A, Organization and Significant Accounting Policies." of the financial statements in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for each property:

                                              Average Annual        Average Annual
                                               Rental Rates           Occupancy
                                                (per unit)
Property                                     2004        2003       2004     2003
Bronson Place Apartments                    $9,054      $9,165      89%       88%
  Mountlake Terrace, WA
Defoors Crossing Apartments (2)              7,916       8,069      92%       86%
  Atlanta, GA
Meadow Wood Apartments (1)                   8,297       7,986      87%       94%
  Medford, OR

(1) The General Partner attributes the decrease in average occupancy at Meadow Wood Apartments to tenants purchasing new homes due to low interest rates and to a change in the criteria used to accept new tenants. The change was implemented in an effort to attract and retain a more stable tenant base.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and effective rates in 2004 for each property were:

                                                 2004            2004
                                                 Taxes           Rates
                                            (in thousands)
Bronson Place Apartments                         $ 49            1.07%
Defoors Crossing Apartments                        40            1.46%
Meadow Wood Apartments                             57            1.42%

Capital Improvements

Bronson Place

During the year ended December 31, 2004, the Partnership completed approximately $50,000 of capital expenditures at Bronson Place Apartments, consisting primarily of floor covering replacements, structural upgrades and major landscaping. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Defoors Crossing

During the year ended December 31, 2004, the Partnership completed approximately $21,000 of capital expenditures at DeFoors Crossing Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Meadow Wood

During the year ended December 31, 2004, the Partnership completed approximately $29,000 of capital expenditures at Meadow Wood Apartments, consisting primarily of floor covering and appliance replacements, and installation of an air conditioning unit in the leasing office. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered 80,000 and sold 61,063 Limited Partnership Units (the "Units") during its offering period through May 4, 1990, aggregating approximately $15,266,000. The Partnership currently has 61,063 Units outstanding and 1,203 holders of record. Affiliates of the General Partner and AIMCO owned 24,429 Units or 40.00% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                        Per Limited                        Per Limited
                       Year Ended       Partnership      Year Ended        Partnership
                    December 31, 2004      Unit       December 31, 2003       Unit

Operations                $ 579           $ 9.38            $ 405            $ 6.57

Future cash distributions will depend on the levels of cash generated from operations, property sales and/or financings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

On February 27, 2004, IPT, a subsidiary of AIMCO, reacquired from Everest all of the capital stock of the General Partner. In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,429 limited partnership units (the "Units") in the Partnership representing 40.00% of the outstanding units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.00% of the outstanding Units at December 31, 2004, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership recognized net income of approximately $198,000 for the year ended December 31, 2004 compared to net income of approximately $271,000 for the year ended December 31, 2003. The decrease in net income is primarily due to an increase in total expenses and a slight decrease in total revenues.

Total revenues decreased due to a decrease in other income partially offset by an increase in rental income. Other income decreased due to a decrease in late charges and lease cancellation fees, primarily at Defoors Crossing Apartments as a result of an increase in the average occupancy at the property. Rental income increased primarily due to an increase in occupancy at Defoors Crossing Apartments, and reduced bad debt expense at all of the properties, partially offset by a decrease in occupancy at Meadow Wood Apartments.

Total expenses increased due to an increase in operating expense partially offset by decreases in general and administrative and property tax expenses. Depreciation expense remained relatively constant for the comparable periods. Operating expense increased due to an increase in advertising and property expenses. Advertising expense increased at all of the Partnership's investment properties, especially periodicals at DeFoors Crossing Apartments and web advertising at Bronson Place Apartments. Property expenses increased due to an increase in salaries and related expenses at Bronson Place Apartments and Meadow Wood Apartments. Property tax expense decreased due to the Partnership successfully appealing the assessed value of DeFoors Crossing Apartments.

General and administrative expenses decreased due to decreased costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and due to lower audit costs. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $356,000 compared to approximately $509,000 at December 31, 2003. Cash and cash equivalents decreased approximately $153,000 from December 31, 2003 due to approximately $622,000 and $100,000 of cash used in financing and investing activities, respectively, partially offset by approximately $569,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to the partners and loan costs incurred related to anticipated financing to be obtained on Bronson Place Apartments and Meadow Wood Apartments during the second quarter of 2005. If such financings occur during 2005 the General Partner will evaluate at that time the overall operations of the Partnership to determine what the financing proceeds would be used for. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                        Per Limited                        Per Limited
                       Year Ended       Partnership      Year Ended        Partnership
                    December 31, 2004      Unit       December 31, 2003       Unit

Operations                $ 579           $ 9.38            $ 405            $ 6.57


Future cash distributions will depend on the levels of net cash generated from operations, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during 2005 or subsequent periods.

Other

On February 27, 2004, IPT, a subsidiary of AIMCO, reacquired from Everest all of the capital stock of the General Partner. In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,429 limited partnership units (the "Units") in the Partnership representing 40.00% of the outstanding units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.00% of the outstanding Units at December 31, 2004, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.


Item 7.     Financial Statements

UNITED INVESTORS INCOME PROPERTIES

LIST OF FINANCIAL STATEMENTS

   Report of Independent Registered Public Accounting Firm

   Balance Sheet - December 31, 2004

   Statements of Operations - Years ended December 31, 2004 and 2003

   Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2004 and 2003

   Statements of Cash Flows - Years ended December 31, 2004 and 2003

   Notes to Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
United Investors Income Properties


We have audited the accompanying balance sheet of United Investors Income Properties as of December 31, 2004, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Investors Income Properties at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                          /s/Ernst & Young LLP


Greenville, South Carolina
March 10, 2005


                       UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets
  Cash and cash equivalents                                                  $ 356
  Receivables and deposits                                                       40
  Other assets                                                                  118
  Investment properties (Note B):
    Land                                                      $ 1,522
    Buildings and related personal property                    10,053
                                                               11,575
    Less accumulated depreciation                              (5,373)        6,202
                                                                            $ 6,716
Liabilities and Partners' (Deficiency) Capital
Liabilities
  Accounts payable                                                            $ 29
  Tenant security deposit liabilities                                            52
  Other liabilities                                                              52
  Due to affiliates (Note C)                                                      5

Partners' (Deficiency) Capital
  General partner                                              $ (65)
  Limited partners (61,063 units issued and outstanding)        6,643         6,578
                                                                            $ 6,716

              See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                            Years Ended December 31,
                                                                2004          2003
Revenues:
  Rental income                                               $ 1,578       $ 1,565
  Other income                                                    172           193
      Total revenues                                            1,750         1,758

Expenses:
  Operating                                                       868           777
  General and administrative                                      130           141
  Depreciation                                                    416           415
  Property taxes                                                  138           154
      Total expenses                                            1,552         1,487

Net income (Note D)                                            $ 198         $ 271

Net income allocated to general partner (1%)                    $ 2           $ 3
Net income allocated to limited partners (99%)                    196           268

                                                               $ 198         $ 271

Net income per limited partnership unit                        $ 3.21        $ 4.39

Distributions per limited partnership unit                     $ 9.38        $ 6.57

              See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

           STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                        (in thousands, except unit data)


                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            61,063        $ --      $15,266    $15,266

Partners' (deficiency) capital at
  December 31, 2002                       61,063       $ (60)     $ 7,153    $ 7,093

Distributions to partners                     --           (4)       (401)      (405)

Net income for the year ended
  December 31, 2003                           --            3         268        271

Partners' (deficiency) capital at
  December 31, 2003                       61,063          (61)      7,020      6,959

Distributions to partners                     --           (6)       (573)      (579)

Net income for the year ended
  December 31, 2004                           --            2         196        198

Partners' (deficiency) capital at
  December 31, 2004                       61,063       $ (65)     $ 6,643    $ 6,578

              See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              Years Ended December 31,
                                                                  2004        2003
Cash flows from operating activities:
  Net income                                                     $ 198        $ 271
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   416          415
     Change in accounts:
      Receivables and deposits                                       (7)           7
      Other assets                                                  (33)          (4)
      Accounts payable                                               12            2
      Tenant security deposit liabilities                             8           (5)
      Accrued property taxes                                         (6)           1
      Other liabilities                                              20           (5)
      Due to affiliates                                             (39)          (8)
          Net cash provided by operating activities                 569          674

Cash flows used in investing activities:
  Property improvements and replacements                           (100)        (104)

Cash flows from financing activities:
  Distributions to partners                                        (579)        (405)
  Loan costs incurred                                               (43)          --
          Net cash used in financing activities                    (622)        (405)

Net (decrease) increase in cash and cash equivalents               (153)         165

Cash and cash equivalents at beginning of year                      509          344

Cash and cash equivalents at end of year                         $ 356        $ 509

              See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004


Note A - Organization and Summary of Significant Accounting Policies

Organization: United Investors Income Properties (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri on June 23, 1988. The Partnership is governed by an Agreement of Limited Partnership dated July 27, 1988. United Investors Real Estate, Inc., a Delaware corporation, is the sole general partner ("UIRE" or the "General Partner") of the Partnership. UIRE was originally wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into AIMCO/IPT, Inc. (formerly known as Insignia Properties Trust) ("IPT"), a Delaware corporation and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. On May 1, 2003, Everest Properties, Inc., a California corporation ("Everest") acquired all of the capital stock of the General
Partner. In connection with this transaction, the General Partner and the Partnership entered into a Services Agreement effective May 1, 2003 (the "Services Agreement") with NHP Management Company ("NHP"), an affiliate of AIMCO, whereby NHP agreed to provide portfolio and property management services for the Partnership. The portfolio management services included the services the General Partner of the Partnership generally performs or procures in connection with the management of the Partnership, subject to certain limitations provided for in the Services Agreement. As compensation for providing the portfolio management services and the property management services, the General Partner paid and assigned over to NHP all of the income, distributions, fees, commissions, reimbursements and other payments payable by the Partnership to the General Partner or any of its affiliates. On February 27, 2004, IPT reacquired from Everest all of the capital stock of the General Partner. As of February 27, 2004, the Services Agreement was terminated. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2018 unless terminated prior to such date. As of December 31, 2004, the Partnership operates two residential properties in the northwest and one residential property in the south.

Cash and cash equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $291,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Allocations of profits, losses and distributions: In accordance with the partnership agreement, all profits, losses and distributions are to be allocated 1% to the General Partner and 99% to the limited partners.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27.5 years and (2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $43,000, associated with the anticipated financing to be obtained on Bronson Place Apartments and Meadow Wood Apartments during the second quarter of 2005 are included in other assets on the balance sheet at December 31, 2004. Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

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

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense was approximately $85,000 and $57,000 for the years ended December 31, 2004 and 2003, respectively, and is included in operating expense.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Note B - Investment Properties and Accumulated Depreciation

                                       Initial Cost
                                      To Partnership

                                               Buildings       Net Costs
                                              and Related     Capitalized
                                               Personal      Subsequent to
Description                         Land       Property       Acquisition
                                      (in thousands)        (in thousands)
Bronson Place Apartments           $ 501        $ 2,568          $ 879
Defoors Crossing Apartments           520         2,480             633
Meadow Wood Apartments                501         2,884             609
            Totals                $ 1,522       $ 7,932         $ 2,121


                     Gross Amount At Which
                            Carried
                              At December 31, 2004
                                 (in thousands)

                           Buildings
                          And Related
                           Personal            Accumulated     Date of      Date    Depreciable
Description        Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                              (in thousands)
Bronson Place      $ 501    $ 3,447   $ 3,948    $ 1,889         1988     11/01/88     5-40
Defoors Crossing      520     3,113     3,633      1,628         1988     05/01/89     5-40
Meadow Wood           501     3,493     3,994      1,856         1988     10/02/89     5-40
     Totals       $ 1,522   $10,053   $11,575    $ 5,373

Reconciliation of "investment properties and accumulated depreciation":

                                              Years Ended December 31,
                                                  2004         2003
                                                   (in thousands)
   Investment Properties
   Balance at beginning of year                  $11,475      $11,371
     Property improvements                           100          104
   Balance at end of year                        $11,575      $11,475

   Accumulated Depreciation
   Balance at beginning of year                  $ 4,957      $ 4,542
     Amounts charged to expense                      416          415
   Balance at end of year                        $ 5,373      $ 4,957

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003, is approximately $11,693,000 and $11,592,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $5,393,000 and $4,994,000, respectively.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Pursuant to the Services Agreement discussed in "Note A", all such payments for services provided for in the Partnership Agreement were paid to NHP during the period from May 1, 2003 until February 27, 2004 when the Services Agreement was terminated.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $85,000 and $88,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $81,000 and $84,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses. For the years ended December 31, 2004 and 2003, the first three quarters were based on estimates and in the fourth quarter the reimbursement of accountable administrative expenses was adjusted based on the actual costs (see "Note E"). The fourth quarter adjustment resulted in an overpayment of approximately $16,000 which is included in due to affiliates on the accompanying balance sheet at December 31, 2004.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and a cumulative distribution equal to an 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At December 31, 2004, the limited partners had not received their return. Therefore, the commission is included in due to affiliates on the accompanying balance sheet at December 31, 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $24,000 and $23,000, respectively, for insurance coverage and fees associated with policy claims administration.

On February 27, 2004, IPT, a subsidiary of AIMCO, reacquired from Everest all of the capital stock of the General Partner. In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,429 limited partnership units (the "Units") in the Partnership representing 40.00% of the outstanding units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.00% of the outstanding Units at December 31, 2004, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note D - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income as reported in the financial statements and Federal taxable income allocated to the partners in the Partnership's tax return for the years ended December 31, 2004 and 2003 (in thousands, except unit data):

                                                       2004        2003
      Net income as reported                           $ 198       $ 271
      Add (deduct):
        Deferred revenue and other liabilities           (21)        (18)
        Depreciation differences                          17          (1)
      Federal taxable income                           $ 194       $ 252
      Federal taxable income per limited
        partnership unit                               $3.14       $4.08

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 2004 (in thousands):

      Net assets as reported                                $ 6,578
      Differences in basis of assets and liabilities
        Deferred revenue and other liabilities                  (46)
        Accumulated depreciation                                (20)
        Buildings                                               118
        Syndication costs                                     1,902

      Net assets - tax basis                                $ 8,532

Note E - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to affiliates of the General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the General Partner. For the first three quarters of 2004 and 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2004 and 2003, the Partnership recorded an adjustment to management reimbursements to affiliates of the General Partner of approximately ($16,000) and $23,000, respectively, due to differences in the estimated costs and the actual costs incurred. The actual management reimbursements to affiliates of the General Partner for the years ended December 31, 2004 and 2003 were approximately $81,000 and $84,000, respectively, as compared to the estimated management reimbursements to affiliates of the General Partner for the nine months ended September 30, 2004 and 2003 of approximately $73,000 and $45,000, respectively. The adjustment to management reimbursements was included in general and administrative expense for both years.

Note F - Contingencies

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

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

Name                        Age    Position

Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              42    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 10.    Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the General Partner during the year ended December 31, 2004.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth those persons or entities known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2004 and the ownership interests in limited partnership units of the General Partner and its affiliates.

               Entity                   Number of Units      Percentage

AIMCO IPLP, L.P.                                 88             0.14%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                       24,341            39.86%
  (an affiliate of AIMCO)

AIMCO IPLP, L.P. is indirectly but ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly but ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Pursuant to the Services Agreement discussed in "Note A", all such payments for services provided for in the Partnership Agreement were paid to NHP during the period from May 1, 2003 until February 27, 2004 when the Services Agreement was terminated.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $85,000 and $88,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $81,000 and $84,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses. For the years ended December 31, 2004 and 2003, the first three quarters were based on estimates and in the fourth quarter the reimbursement of accountable administrative expenses was adjusted based on the actual costs (see Item 7. Financial Statements - Note E). The fourth quarter adjustment resulted in an overpayment of approximately $16,000 which is included in due to affiliates on the accompanying balance sheet at December 31, 2004.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and a cumulative distribution equal to an 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At December 31, 2004, the limited partners had not received their return. Therefore, the commission is included in due to affiliates on the accompanying balance sheet at December 31, 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $24,000 and $23,000, respectively, for insurance coverage and fees associated with policy claims administration.

On February 27, 2004, IPT, a subsidiary of AIMCO, reacquired from Everest all of the capital stock of the General Partner. In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,429 limited partnership units (the "Units") in the Partnership representing 40.00% of the outstanding units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.00% of the outstanding Units at December 31, 2004, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $42,000 and $38,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $10,000 and $8,000 for 2004 and 2003, respectively.

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

                                    UNITED INVESTORS INCOME PROPERTIES


                                    By:   United Investors Real Estate, Inc.
                                          Its General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 25, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock            Director and Executive  Date: March 25, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice Date: March 25, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President          Date: March 25, 2005
Stephen B. Waters

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

Date:  March 25, 2005

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

Date:  March 25, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of United Investors Income Properties (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 25, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 25, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.