Form 10QSB
period 2005-03-31
UNITED INVESTORS INCOME PROPERTIES
filed 2005-05-13
CIK 830056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                                 $ 319
   Receivables and deposits                                                      57
   Other assets                                                                 117
   Investment properties:
       Land                                                  $ 1,522
       Buildings and related personal property                10,091
                                                              11,613
       Less accumulated depreciation                          (5,472)         6,141
                                                                            $ 6,634
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 19
   Tenant security deposit liabilities                                           50
   Accrued property taxes                                                         8
   Other liabilities                                                             57
   Due to affiliates (Note B)                                                    21

Partners' (Deficiency) Capital
   General partner                                             $ (66)
   Limited partners (61,063 units issued and
      outstanding)                                             6,545          6,479
                                                                            $ 6,634


                See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                   March 31,
                                                                2005          2004
Revenues:
   Rental income                                               $ 381         $ 373
   Other income                                                    48            42
       Total revenues                                             429           415

Expenses:
   Operating                                                      180           188
   General and administrative                                      31            33
   Depreciation                                                    99           105
   Property taxes                                                  38            38
       Total expenses                                             348           364

Net income                                                      $ 81          $ 51

Net income allocated to general partner (1%)                    $ 1           $ 1
Net income allocated to limited partners (99%)                     80            50

                                                                $ 81          $ 51

Net income per limited partnership unit                        $ 1.31        $ 0.82

Distributions per limited partnership unit                     $ 2.92         $ --

                See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

            STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        61,063       $ --       $15,266      $15,266

Partners' (deficiency) capital
   at December 31, 2004               61,063      $ (65)      $ 6,643      $ 6,578

Distributions to Partners                             (2)        (178)        (180)

Net income for the three months
   ended March 31, 2005                   --           1           80           81

Partners' (deficiency) capital
   at March 31, 2005                  61,063      $ (66)      $ 6,545      $ 6,479

                See Accompanying Notes to Financial Statements



                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Three Months Ended
                                                                       March 31,
                                                                   2005         2004
Cash flows from operating activities:
  Net income                                                       $ 81         $ 51
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                     99          105
     Bad debt expense                                                  9           13
     Change in accounts:
      Receivables and deposits                                       (26)         (13)
      Other assets                                                    11          (23)
      Accounts payable                                               (10)          (4)
      Tenant security deposit liabilities                             (2)           1
      Accrued property taxes                                           8           27
      Other liabilities                                                5           16
      Due to affiliates                                               16           12
        Net cash provided by operating activities                    191          185

Cash flows used in investing activities:
  Property improvements and replacements                             (38)         (11)

Cash flows from financing activities:
  Distributions to partners                                         (180)          --
  Loan costs incurred                                                (10)          --
        Net cash used in financing activities                       (190)          --

Net (decrease) increase in cash and cash equivalents                 (37)         174

Cash and cash equivalents at beginning of period                     356          509

Cash and cash equivalents at end of period                        $ 319        $ 683

                See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner" or "UIRE"), a Delaware corporation and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

On May 1, 2003, Everest Properties, Inc. a California corporation ("Everest") acquired all of the capital stock of the General Partner. In connection with this transaction, the General Partner and the Partnership entered into a Services Agreement effective May 1, 2003 (the "Services Agreement") with NHP Management Company ("NHP"), an affiliate of AIMCO, whereby NHP agreed to provide portfolio and property management services for the Partnership. The portfolio management services included the services the General Partner of the Partnership generally performs or procures in connection with the management of the Partnership, subject to certain limitations provided for in the Services Agreement. As compensation for providing the portfolio management services and the property management services, the General Partner paid and assigned over to NHP all of the income, distributions, fees, commissions, reimbursements and other payments payable by the Partnership to the General Partner or any of its affiliates. On February 27, 2004, AIMCO/IPT, Inc. ("IPT"), a subsidiary of AIMCO, reacquired from Everest all of the capital stock of the General Partner. As of February 27, 2004, the Services Agreement was terminated. The Partnership Agreement provides that the Partnership is to terminate on December 18, 2018 unless terminated prior to such date.

Reclassification:

Certain balances from 2004 have been reclassified to conform to the current year presentation.

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

During the three months ended March 31, 2005 and 2004, affiliates of the General Partner received 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $21,000 for each of the three months ended March 31, 2005 and 2004, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $20,000 and $22,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and a cumulative distribution equal to an 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At March 31, 2005, the limited partners had not received their return. Therefore, the commission is included in Due to affiliates on the accompanying balance sheet at March 31, 2005.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $16,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $24,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Subsequent Event

Subsequent to March 31, 2005, the Partnership entered into a Purchase and Sale Contract to sell Meadow Wood Apartments to an unaffiliated third party for the purchase price of $5,075,000. The anticipated closing date for the transaction is July 11, 2005. The carrying amount of the investment property of Meadow Wood Apartments was approximately $2,116,000 at March 31, 2005. The operating results for Meadow Wood Apartments for the three months ended March 31, 2005 and 2004 were approximately $38,000 and $48,000, respectively, including revenues of approximately $158,000 for both periods.

Note D - Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Bronson Place Apartments (1)                  84%        89%
         Mountlake Terrace, Washington
      Meadow Wood Apartments (2)                    79%        84%
         Medford, Oregon
      Defoors Crossing Apartments (3)               95%        85%
         Atlanta, Georgia

(1) The General Partner attributes the decrease in average occupancy at Bronson Place Apartments to low mortgage rates allowing more tenants to buy homes and a change in the criteria used to accept new tenants.

(2) The General Partner attributes the decrease in average occupancy at Meadow Wood Apartments to a change in the criteria used to accept new tenants. The change was implemented in an effort to attract and retain a more stable tenant base.

(3) The General Partner attributes the increase in average occupancy at Defoors Crossing Apartments to strong resident relations and customer service, as well as improved marketing to potential quality residents.

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

Results of Operations

The Partnership realized net income of approximately $81,000 for the three months ended March 31, 2005, compared to net income of approximately $51,000 for the three months ended March 31, 2004. The increase in net income for the three months ended March 31, 2005 is due to an increase in total revenues and a decrease in total expenses.

Total revenues increased for the three months ended March 31, 2005 due to an increase in rental and other income. Rental income increased due to an increase in occupancy at DeFoors Crossing Apartments, and reduced bad debt expense at Bronson Place Apartments, partially offset by a decrease in occupancy at both Meadow Wood Apartments and Bronson Place Apartments. Other income increased due to an increase in lease cancellation fees and cleaning and damage fees at Meadow Wood Apartments.

Total expenses decreased for the three months ended March 31, 2005 due to a decrease in operating and depreciation expenses. Property tax and general and administrative expenses remained relatively constant during the comparable periods. Operating expense decreased primarily due to a decrease in maintenance expense partially offset by an increase in property expense. Maintenance expense decreased due to a decrease in contract repairs at Bronson Place Apartments. Property expense increased due to an increase in payroll and related employee benefits at all of the Partnership's investment properties. Depreciation expense decreased due to assets becoming fully depreciated over the past twelve months.

Included in general and administrative expenses are the accountable reimbursements charged by an affiliate of the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both March 31, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $319,000 compared to approximately $683,000 at March 31, 2004. Cash and cash equivalents decreased by approximately $37,000 since December 31, 2004, due to approximately $190,000 and $38,000 of cash used in financing and investing activities, respectively, which was partially offset by approximately $191,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to the partners and loan costs incurred related to anticipated financings to be obtained on Bronson Place Apartments and Meadow Wood Apartments during the second and third quarter of 2005, respectively. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Subsequent to March 31, 2005, the Partnership entered into a Purchase and Sale Contract to sell Meadow Wood Apartments to an unaffiliated third party for the purchase price of $5,075,000. The anticipated closing date for the transaction is July 11, 2005. The carrying amount of the investment property of Meadow Wood Apartments was approximately $2,116,000 at March 31, 2005. The operating results for Meadow Wood Apartments for the three months ended March 31, 2005 and 2004 were approximately $38,000 and $48,000, respectively, including revenues of approximately $158,000 for both periods.

Bronson Place

During the three months ended March 31, 2005, the Partnership completed approximately $17,000 of capital improvements at Bronson Place Apartments consisting primarily of floor covering and appliance replacements and cabinet upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2005. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Meadow Wood

During the three months ended March 31, 2005, the Partnership completed approximately $12,000 of capital improvements at Meadow Wood Apartments consisting primarily of floor covering and appliance replacements and an office computer. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2005. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

DeFoors Crossing

During the three months ended March 31, 2005, the Partnership completed approximately $9,000 of capital improvements at DeFoors Crossing Apartments consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2005. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership distributed the following amounts during the three months ended March 31, 2005 and 2004 (in thousands, except per unit data):

                   Three Months      Per Limited      Three Months       Per Limited
                      Ended          Partnership         Ended           Partnership
                  March 31, 2005        Unit         March 31, 2004         Unit

Operations            $ 180            $ 2.92             $ --              $ --

Future cash distributions will depend on the levels of net cash generated from operations, property sales and/or financings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, that the Partnership will generate sufficient funds from operations after capital improvements to permit any additional distributions to its partners during the remainder of 2005 or subsequent periods.

Other

On February 27, 2004, IPT, a subsidiary of AIMCO, reacquired from Everest all of the capital stock of the General Partner. In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,490 limited partnership units (the "Units") in the Partnership representing 40.11% of the outstanding units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.11% of the outstanding Units at March 31, 2005, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 24, 2005, the Partnership sought the vote of the limited partners to an amendment (the "Amendment") of the Agreement of Limited Partnership (the "Partnership Agreement"), to eliminate certain limitations on the terms of financings that the General Partner may obtain on behalf of the Partnership.

On March 25, 2005, the consent solicitation expired pursuant to its terms. The consent of the requisite number of limited partners was received. Accordingly, the Partnership Agreement has been amended to eliminate the portion of the Partnership Agreement which limited the terms of financings that could be obtained on behalf of the Partnership.

ITEM 5.     OTHER INFORMATION

Subsequent to March 31, 2005, on May 10, 2005, the Partnership entered into a Purchase and Sale Contract (the "Purchase Agreement") with a third party, The Meadow Wood Investors, LLC, an Oregon limited liability company (the "Purchaser") to sell Meadow Wood Apartments to the Purchaser for a sales price of $5,075,000.

The  following  is a  summary  of the  terms  and  conditions  of  the  Purchase
Agreement, which summary is qualified in its entirety by reference to the Purchase Agreement, a copy of which is filed as Exhibit 10.9 to this report and incorporated herein by reference.

PURCHASE PRICE. The purchase price is $5,075,000, subject to certain prorations and adjustments at the closing. The Purchaser delivered a deposit of $100,000.

CLOSING. The closing is to occur thirty days after the satisfaction or waiver of the closing conditions. The Purchaser has the right to extend the closing one time for up to thirty days by delivering written notice and delivering an additional (non-refundable) $50,000 payment. The expected closing date for the transaction is July 11, 2005.

COSTS AND FEES. The Partnership and Purchaser will each pay one-half of any transfer, sales, use, gross receipts or similar taxes. The Purchaser will be solely responsible for all of the recording costs, any premiums or fees required to be paid with respect to the title policy and one half of the customary closing costs of the escrow agent. The Partnership will pay the base premium for the title policy and one half of the customary closing costs of the escrow agent.

REPRESENTATIONS AND WARRANTIES. The Partnership and the Purchaser each made limited representations and warranties to the other.

CONDITIONS TO CLOSING AND CLOSING DELIVERIES. The closing is subject to customary closing conditions and customary closing deliveries.

RISK OF LOSS. The risk of loss or damage to Meadow Wood Apartments by reason of any insured or uninsured casualty during the period through and including the closing date will be borne by the Partnership. The Partnership must maintain all of its existing insurance coverage on Meadow Wood Apartments in full force and effect until the closing date.

ASSIGNMENT. With the exception of an assignment to an affiliate of the Purchaser, the Purchase Agreement is not assignable by the Purchaser without first obtaining the prior written approval of the Partnership.

DEFAULTS AND REMEDIES. If the Purchaser defaults in its obligations to deliver when required any required deposits, the purchase price or any other specified deliveries, then, immediately and without notice or cure, the Purchaser shall forfeit such deposits to the Partnership, and neither party shall be obligated to proceed with the purchase and sale of Meadow Wood Apartments. The Partnership expressly waives the remedies of specific performance and additional damages for any such defaults by the Purchaser.

If the Partnership, prior to the closing, defaults in its representations, warranties, covenants, or obligations then the Purchaser has the option of (i) terminating the Purchase Agreement, having returned any deposits made by the Purchaser, and recovering, as its sole recoverable damages its documented direct and actual out-of-pocket expenses and costs up to $20,000 or (ii) seeking specific performance of the Partnership's obligation to deliver the deed pursuant.

ITEM 6.     EXHIBITS

See Exhibit Index.

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



                                    UNITED INVESTORS INCOME PROPERTIES


                                    By:   United Investors Real Estate, Inc.
                                          Its General Partner

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President

                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President

                                    Date: May 13, 2005

                       UNITED INVESTORS INCOME PROPERTIES

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

       4.4 Certificate of Limited Partnership (Exhibit 3 to Partnership's Form 8-K filed on April 29, 1991, is incorporated herein by reference).

       4.5 Amendment to Agreement of Limited Partnership effective March 28, 2005 filed with Partnership's Quarterly Report on Form 10Q for the period ended March 31, 2005.

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

      10.9 Purchase and Sale Contract between United Investors Income Properties, a Missouri limited partnership, as Seller, and The Meadow Wood Investors, LLC, an Oregon limited liability company, as Purchaser, effective May 10, 2005.

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

      32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 4.5

                       UNITED INVESTORS INCOME PROPERTIES

                                  AMENDMENT TO
                        AGREEMENT OF LIMITED PARTNERSHIP


      This Amendment to the Agreement of Limited Partnership ("Amendment") is effective as of the 28th day of March 2005 (the "Effective Date"), and is entered into by and among United Investors Real Estate, Inc., a Delaware corporation (the "General Partner") and the limited partners (the "Limited Partners") of United Investors Income Properties, a Missouri limited partnership (the "Partnership").

      WHEREAS, The General Partner, on behalf of the Partnership, submitted a Consent Solicitation Statement, dated February 24, 2005, to the Limited Partners seeking approval of this Amendment;

      WHEREAS, A majority in interest of the Limited Partners have consented to this Amendment.

      NOW,  THEREFORE,  the Partnership  Agreement is hereby amended as follows:
      Section 9(c)(xx) of the Partnership Agreement is deleted in its entirety.

      Capitalized terms used in this Amendment shall, unless otherwise defined herein, have the same meanings ascribed to them in the Partnership Agreement.

      This Amendment may be signed in any number of counterparts, each of which shall be an original for all purposes, but all of which taken together shall constitute only one agreement. The production of any executed counterpart of this Amendment shall be sufficient for all purposes without producing or accounting for any other counterpart thereof.

      The Partners shall execute and deliver such further instruments and do such further acts and things as may be reasonably required to carry out the intent and purposes of this Amendment.

      This Amendment shall be governed by and construed as to validity, enforcement, interpretations, construction, effect and in all other respects by the internal laws of the State of Missouri.

      If any provision or provisions herein are determined to be invalid or contrary to any existing or future law, such provisions shall be deemed void and of no effect and such invalidity shall not impair the operation of or affect those portions of this Amendment which are valid.

      Except as set forth above, all of the terms and provisions of the Partnership Agreement remain unmodified and in full force and effect.

      IN WITNESS WHEREOF, this Amendment has been duly executed as of the Effective Date.


GENERAL PARTNER:                     UNITED INVESTORS REAL ESTATE, INC.
                                     a Delaware corporation

                                    By: /s/Martha L. Long
                                    Name: Martha L. Long
                                    Title: Senior Vice President


LIMITED PARTNERS:                    Each Limited Partner whose name appears on
                                     Exhibit A to the Partnership Agreement

                                     By:  United Investors Real Estate, Inc.
                                          Their Attorney-In-Fact

                                    By: /s/Martha L. Long
                                    Name: Martha L. Long
                                    Title: Senior Vice President

                                                                  Exhibit 10.9



                           PURCHASE AND SALE CONTRACT

                                     BETWEEN



                       UNITED INVESTORS INCOME PROPERTIES,

                         a Missouri limited partnership





                                    AS SELLER





                                       AND





                         THE MEADOW WOOD INVESTORS, LLC,

                       an Oregon limited liability company



                                  AS PURCHASER

                             MEADOW WOOD APARTMENTS

                                                                         Page(s)



                                TABLE OF CONTENTS


                                                                            Page


ARTICLE I         DEFINED TERMS.............................................1

ARTICLE II        PURCHASE AND SALE, PURCHASE PRICE & DEPOSIT...............6
      2.1   Purchase and Sale.  ............................................6
      2.2   Purchase Price and Deposit......................................6
      2.3   Escrow Provisions Regarding Deposit.............................7

ARTICLE III       FEASIBILITY PERIOD........................................8
      3.1   Feasibility Period..............................................8
      3.2   Expiration of Feasibility Period................................9
      3.3   Conduct of Investigation........................................9
      3.4   Purchaser Indemnification.......................................9
      3.5   Property Materials.............................................10
      3.6   Property Contracts.............................................11

ARTICLE IV        TITLE....................................................12
      4.1   Title Documents................................................12
      4.2   Survey.........................................................12
      4.3   Objection and Response Process.................................12
      4.4   Permitted Exceptions...........................................13
      4.6   Purchaser Financing.  .........................................13

ARTICLE V         CLOSING..................................................14
      5.1   Closing Date...................................................14
            14
      5.2   Seller Closing Deliveries......................................14
      5.3   Purchaser Closing Deliveries...................................15
      5.4   Closing Prorations and Adjustments.............................16
      5.5   Post Closing Adjustments.......................................19

ARTICLE VI        REPRESENTATIONS AND WARRANTIES OF SELLER AND
                  PURCHASER................................................19
      6.1   Seller's Representations.......................................19
      6.2   AS-IS..........................................................20
      6.3   Survival of Seller's Representations...........................21
      6.4   Definition of Seller's Knowledge...............................21
      6.5   Representations And Warranties Of Purchaser....................22

ARTICLE VII       OPERATION OF THE PROPERTY................................23
      7.1   Leases and Property Contracts..................................23
      7.2   General Operation of Property..................................23
      7.3   Liens..........................................................23

ARTICLE VIII      CONDITIONS PRECEDENT TO CLOSING..........................24
      8.1   Purchaser's Conditions to Closing..............................24

ARTICLE IX        BROKERAGE................................................25
      9.1   Indemnity......................................................25
      9.2   Broker Commission.  ...........................................25
      9.3   Broker Signature Page..........................................25

ARTICLE X         DEFAULTS AND REMEDIES....................................25
      10.1  Purchaser Default..............................................25
      10.2  Seller Default.................................................26

ARTICLE XI        RISK OF LOSS OR CASUALTY.................................27
      11.1  Major Damage...................................................27
      11.2  Minor Damage...................................................27
      11.3  Repairs........................................................27

ARTICLE XII       EMINENT DOMAIN...........................................28
      12.1  Eminent Domain.................................................28

ARTICLE XIII      MISCELLANEOUS............................................28
      13.1  Binding Effect of Contract.....................................28
      13.2  Exhibits And Schedules.........................................28
      13.3  Assignability..................................................28
      13.4  Binding Effect.................................................28
      13.5  Captions.......................................................29
      13.6  Number And Gender Of Words.....................................29
      13.7  Notices........................................................29
      13.8  Governing Law And Venue........................................31
      13.9  Entire Agreement.  ............................................31
      13.10 Amendments.....................................................31
      13.11 Severability...................................................31
      13.12 Multiple Counterparts/Facsimile Signatures.....................31
      13.13 Construction.  ................................................31
      13.14 Confidentiality................................................32
      13.15 Time Of The Essence............................................32
      13.16 Waiver.........................................................32
      13.17 Attorneys Fees.................................................32
      13.18 Time Periods...................................................32
      13.19 1031 Exchange..................................................32
      13.20 No Personal Liability of Officers, Trustees or Directors
            of Seller's Partners.  ........................................33
      13.21 No Exclusive Negotiations......................................33
      13.22 ADA Disclosure.................................................33
      13.23 No Recording...................................................34
      13.24 Relationship of Parties........................................34
      13.25 Dispute Resolution.  ..........................................34
      13.26 AIMCO Marks....................................................34
      13.27 Non-Solicitation of Employees..................................35
      13.28 Survival.......................................................35
      13.29 Multiple Purchasers............................................35
      13.30 Statutory Land Use Disclaimer.  ...............................36

                           PURCHASE AND SALE CONTRACT

      THIS PURCHASE AND SALE CONTRACT (this "Contract") is entered into as of the 10th day of May, 2005 (the "Effective Date") by and between UNITED INVESTORS INCOME PROPERTIES, a Missouri limited partnership, having an address at 4582 South Ulster Street Parkway, Suite 1100, Denver, Colorado 80237 ("Seller"), and THE MEADOW WOOD INVESTORS, LLC, an Oregon limited liability company, having a principal address at 1119 Kent Street, Suite D, Missoula, Montana 59801 ("Purchaser").

      NOW, THEREFORE, in consideration of mutual covenants set forth herein, Seller and Purchaser hereby agree as follows:

                                    RECITALS

      A.....Seller  owns the real estate located in Jackson County,  Oregon,  as more particularly described in Exhibit A attached hereto and made a part hereof, and the improvements thereon, commonly known as the Meadow Wood Apartments.

      B.....Purchaser  desires to  purchase,  and Seller  desires to sell,  such land, improvements and certain associated property, on the terms and conditions set forth below.
                                    ARTICLE I
                                  DEFINED TERMS

1.1 Unless otherwise defined herein, any term with its initial letter capitalized in this Contract shall have the meaning set forth in this ARTICLE 1.
1.1.1 "ADA" shall have the meaning set forth in Section 13.22. 1.1.2 Intentionally left blank 1.1.3 "AIMCO" shall mean Apartment Investment and Management Company. 1.1.4 "AIMCO Marks" means all words, phrases, slogans, materials, software, proprietary systems, trade secrets, proprietary information and lists, and other intellectual property owned or used by Seller, the Property Manager, or AIMCO in the marketing, operation or use of the Property (or in the marketing, operation or use of any other properties managed by the Property Manager or owned by AIMCO or an affiliate of either Property Manager or AIMCO).
1.1.5 Intentionally left blank
1.1.6 Intentionally left blank
1.1.7 Intentionally left blank
1.1.8 "Broker" shall have the meaning set forth in Section 9.1. 1.1.9 "Business Day" means any day other than a Saturday or Sunday or Federal holiday or legal holiday in the States of Colorado, California, or Oregon. 1.1.10 "Closing" means the consummation of the purchase and sale and related transactions contemplated by this Contract in accordance with the terms and conditions of this Contract.
1.1.11 "Closing Date" means the date on which date the Closing of the conveyance of the Property is required to be held pursuant to Section 5.1. 1.1.12 "Code" shall have the meaning set forth in Section 2.3.6. 1.1.13 Intentionally left blank 1.1.14 "Consultants" shall have the meaning set forth in Section 3.1.
1.1.15 "Damage Notice" shall have the meaning set forth in Section 11.1. 1.1.16 "Deed" shall have the meaning set forth in Section 5.2.1. 1.1.17 Intentionally left blank 1.1.18 "Deposit" shall have the meaning set forth in Section 2.2.1.
1.1.19 "Escrow Agent" shall have the meaning set forth in Section 2.2.1. 1.1.20 "Excluded Permits" means those Permits which, under applicable law, are nontransferable and such other Permits, if any, as may be designated as Excluded Permits on Schedule 1.1.20.
1.1.21      "Existing Survey" shall have the meaning set forth in Section 4.2.
1.1.22      "Feasibility   Period"   shall  have  the  meaning  set  forth  in
Section 3.1.
1.1.23      "FHA" shall have the meaning set forth in Section 13.22.
1.1.24      "Final  Response  Deadline"  shall have the  meaning  set forth in
Section 4.3.
1.1.25 "Fixtures and Tangible Personal Property" means all fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of tangible personal property located on the Land or in the Improvements as of the Effective Date and used or usable in connection with the occupation or operation of all or any part of the Property, but only to the extent transferable. The term "Fixtures and Tangible Personal Property" does not include (a) equipment leased by Seller and the interest of Seller in any equipment provided to the Property for use, but not owned or leased by Seller, or (b) property owned or leased by any Tenant or guest, employee or other person furnishing goods or services to the Property, or (c) property and equipment owned by Seller, which in the ordinary course of business of the Property is not used exclusively for the business, operation or management of the Property, or
(d) the property and equipment, if any, expressly identified in Schedule 1.1.25.
1.1.26      "General   Assignment"   shall  have  the  meaning  set  forth  in
Section 5.2.3.
1.1.27      "Good Funds" shall have the meaning set forth in Section 2.2.1.
1.1.28 "Improvements" means all buildings and improvements located on the Land taken "as is."
1.1.29      Intentionally left blank
1.1.30 "Land" means all of those certain tracts of land located in the State of Oregon described on Exhibit A, and all rights, privileges and appurtenances pertaining thereto.
1.1.31 "Lease(s)" means the interest of Seller in and to all leases, subleases and other occupancy contracts, whether or not of record, which provide for the use or occupancy of space or facilities on or relating to the Property and which are in force as of the Closing Date for the applicable Property.
1.1.32  "Leases  Assignment"  shall have the meaning set forth in Section 5.2.4.
1.1.33 Intentionally left blank 1.1.34 Intentionally left blank 1.1.35 Intentionally left blank 1.1.36 Intentionally left blank 1.1.37 Intentionally left blank 1.1.38 Intentionally left blank 1.1.39 "Losses" shall have the meaning set forth in Section 3.4.1. 1.1.40 "Materials" shall have the meaning set forth in Section 3.5. 1.1.41 "Miscellaneous Property Assets" means all contract rights, leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of the Property and owned by Seller, excluding, however, (a) receivables, (b) Property Contracts, (c) Leases, (d) Permits, (e) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit, (f) refunds, rebates or other claims, or any interest thereon, for periods or events occurring prior to the Closing Date, (g) utility and similar deposits, (h) insurance or other prepaid items, (i) Seller's proprietary books and records, or (j) any right, title or interest in or to the AIMCO Marks. The term "Miscellaneous Property Assets" also shall include all of Seller's rights, if any, in and to the name "Meadow Wood Apartments" as it relates solely to use in connection with the Property (and not with respect to any other property owned or managed by Seller, Property Manager, AIMCO, or their respective affiliates).
1.1.42      Intentionally left blank
1.1.43      "Objection   Deadline"   shall  have  the  meaning  set  forth  in
Section 4.3.
1.1.44      "Objection   Notice"   shall  have  the   meaning   set  forth  in
Section 4.3.
1.1.45      "Objections" shall have the meaning set forth in Section 4.3.
1.1.46      "Permits"   means  all  licenses   and  permits   granted  by  any
governmental authority having jurisdiction over the Property owned by Seller and required in order to own and operate the Property.
1.1.47  "Permitted  Exceptions" shall have the meaning set forth in Section 4.4.
1.1.48 "Prohibited Person" means any of the following: (a) a person or entity that is listed in the Annex to, or is otherwise subject to the provisions of, Executive Order No. 13224 on Terrorist Financing (effective September 24, 2001) (the "Executive Order"); (b) a person or entity owned or controlled by, or acting for or on behalf of any person or entity that is listed in the Annex to, or is otherwise subject to the provisions of, the Executive Order; (c) a person or entity that is named as a "specially designated national" or "blocked person" on the most current list published by the U.S. Treasury Department's Office of Foreign Assets Control ("OFAC") at its official website, http://www.treas.gov/offices/enforcement/ofac/; (d) a person or entity that is otherwise the target of any economic sanctions program currently administered by OFAC; or (e) a person or entity that is affiliated with any person or entity identified in clause (a), (b), (c) and/or (d) above.
1.1.49 "Property" means (a) the Land and Improvements and all rights of Seller, if any, in and to all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to the Land and Improvements, (b) the right, if any and only to the extent transferable, of Seller in the Property Contracts, Leases, Permits (other than Excluded Permits), and the Fixtures and Tangible Personal Property, and (c) the Miscellaneous Property Assets owned by Seller which are located on the Property and used in its operation.
1.1.50 "Property Contracts" means all contracts, agreements, equipment leases, purchase orders, maintenance, service, or utility contracts and similar contracts, excluding Leases, which relate to the ownership, maintenance, construction or repair and/or operation of the Property, but only to the extent assignable by their terms or applicable law (including any contracts that are assignable with the consent of the applicable vendor), and not including (a) any national contracts entered into by Seller, Property Manager, or AIMCO with respect to the Property (i) which terminate automatically upon transfer of the Property by Seller, or (ii) which Seller, in Seller's sole discretion, elects to terminate with respect to the Property effective as of the Closing Date, or (b) any property management contract for the Property.
1.1.51 "Property  Contracts  Notice" shall have the meaning set forth in Section
3.6. 1.1.52 "Property Manager" shall have the meaning set forth in Section 6.4.
1.1.53      "Proration   Schedule"   shall  have  the  meaning  set  forth  in
Section 5.4.1.
1.1.54 "Purchase Price" means the consideration to be paid by Purchaser to Seller for the purchase of the Property pursuant to Section 2.2.
1.1.55      "Records  Disposal  Notice"  shall have the  meaning  set forth in
Section 5.4.12.
1.1.56      "Records  Hold Period" shall have the meaning set forth in Section
5.4.12.
1.1.57      "Regional  Property  Manager"  shall have the meaning set forth in
Section  6.4.
1.1.58      Intentionally left blank
1.1.59      "Required  Assignment Consent" shall have the meaning set forth in
Section 3.6.
1.1.60      "Response   Deadline"   shall  have  the   meaning  set  forth  in
Section 4.3.
1.1.61      "Response Notice" shall have the meaning set forth in Section 4.3.
1.1.62      Intentionally left blank
1.1.63 "Seller's Indemnified Parties" shall have the meaning set forth in Section 3.4.1.
1.1.64 "Seller's Property-Related Files and Records" shall have the meaning set forth in Section 5.4.12.
1.1.65      "Seller's  Representations"  shall have the  meaning  set forth in
Section 6.1.
1.1.66      Intentionally left blank
1.1.67      "Survey" shall have the meaning ascribed thereto in Section 4.2.
1.1.68      "Survival Period" shall have the meaning set forth in Section 6.3.
1.1.69      "Survival  Provisions" shall have the meaning set forth in Section
13.28.
1.1.70 "Tenant" means any person or entity entitled to occupy any portion of the Property under a Lease. 1.1.71 "Tenant Deposits" means all security deposits, prepaid rentals, cleaning fees and other refundable deposits and fees collected from Tenants, plus any interest accrued thereon, paid by Tenants to Seller pursuant to the Leases. Tenant Deposits shall not include any non-refundable deposits or fees paid by Tenants to Seller, either pursuant to the Leases or otherwise. 1.1.72 "Tenant Security Deposit Balance" shall have the meaning set forth in Section 5.4.6.2.
1.1.73  "Terminated  Contracts" shall have the meaning set forth in Section 3.6.
1.1.74 Intentionally left blank 1.1.75 "Third-Party Reports" means any reports, studies or other information prepared or compiled for Purchaser by any Consultant or other third-party in connection with Purchaser's investigation of the Property. 1.1.76 "Title Commitment" shall have the meaning ascribed thereto in Section 4.1.
1.1.77      "Title  Documents"  shall have the  meaning  set forth in Section
4.1.
1.1.78      "Title Insurer" shall have the meaning set forth in Section 2.2.1.
1.1.79      "Title Policy" shall have the meaning set forth in Section  4.1.
1.1.80      "Uncollected  Rents"  shall have the  meaning set forth in Section
5.4.6.1.
1.1.81      Intentionally left blank
1.1.82      "Vendor  Terminations" shall have the meaning set forth in Section
5.2.5.
                                   ARTICLE II
                 PURCHASE AND SALE, PURCHASE PRICE & DEPOSIT

2.1 Purchase and Sale. Seller agrees to sell and convey the Property to Purchaser and Purchaser agrees to purchase the Property from Seller, all in accordance with the terms and conditions set forth in this Contract.
2.2 Purchase Price and Deposit. The total purchase price ("Purchase Price") for the Property shall be an amount equal to Five Million Seventy-Five Thousand and no/100 Dollars ($5,075,000.00), which amount shall be paid by Purchaser, as follows:
2.2.1 On the Effective Date, Purchaser shall deliver to First American Title Insurance Company, c/o Carol L. Weir, Escrow Officer, 1 First American Way, Bldg 1, Santa Ana, CA 92707, 800-854-3643 ("Escrow Agent" or "Title Insurer") a deposit (the "Deposit") of One Hundred Thousand and no/100 Dollars ($100,0000.00) by wire transfer of immediately available funds ("Good Funds"). The Deposit shall be held and disbursed in accordance with the escrow provisions set forth in Section 2.3.
2.2.2 Intentionally left blank.
2.2.3 Intentionally left blank.
2.2.4 The balance of the Purchase Price for the Property shall be paid to and received by Escrow Agent by wire transfer of Good Funds no later than 11:00 a.m. (in the time zone in which Escrow Agent is located) on the Closing Date.
2.3   Escrow Provisions Regarding Deposit.
2.3.1 Escrow Agent shall hold the Deposit and make delivery of the Deposit to the party entitled thereto under the terms of this Contract. Escrow Agent shall invest the Deposit in such short-term, high-grade securities, interest-bearing bank accounts, money market funds or accounts, bank certificates of deposit or bank repurchase contracts as Escrow Agent, in its discretion, deems suitable, and all interest and income thereon shall become part of the Deposit and shall be remitted to the party entitled to the Deposit pursuant to this Contract.
2.3.2 Escrow Agent shall hold the Deposit until the earlier occurrence of (i) the Closing Date, at which time the Deposit shall be applied against the Purchase Price, or (ii) the date on which Escrow Agent shall be authorized to disburse the Deposit as set forth in Section 2.3.3. The tax identification numbers of the parties shall be furnished to Escrow Agent upon request. 2.3.3 If the Deposit has not been released earlier in accordance with Section 2.3.2, and either party makes a written demand upon Escrow Agent for payment of the Deposit, Escrow Agent shall give written notice to the other party of such demand. If Escrow Agent does not receive a written objection from the other party to the proposed payment within 5 Business Days after the giving of such notice, Escrow Agent is hereby authorized to make such payment (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Deposit to Purchaser). If Escrow Agent does receive such written objection within such 5-Business Day period, Escrow Agent shall continue to hold such amount until otherwise directed by written instructions from the parties to this Contract or a final judgment or arbitrator's decision. However, Escrow Agent shall have the right at any time to deposit the Deposit and interest thereon, if any, with a court of competent jurisdiction in the state in which the Property is located. Escrow Agent shall give written notice of such deposit to Seller and Purchaser. Upon such deposit, Escrow Agent shall be relieved and discharged of all further obligations and responsibilities hereunder.
2.3.4 The parties acknowledge that Escrow Agent is acting solely as a stakeholder at their request and for their convenience, that Escrow Agent shall not be deemed to be the agent of either of the parties for any act or omission on its part unless taken or suffered in bad faith in willful disregard of this Contract or involving gross negligence. Seller and Purchaser jointly and severally shall indemnify and hold Escrow Agent harmless from and against all costs, claims and expenses, including reasonable attorney's fees, incurred in connection with the performance of Escrow Agent's duties hereunder, except with respect to actions or omissions taken or suffered by Escrow Agent in bad faith, in willful disregard of this Contract or involving gross negligence on the part of the Escrow Agent. 2.3.5 The parties shall deliver to Escrow Agent an executed copy of this Contract, which shall constitute the sole instructions to Escrow Agent. Escrow Agent shall execute the signature page for Escrow Agent attached hereto with respect to the provisions of this Section 2.3; provided, however, that (a) Escrow Agent's signature hereon shall not be a prerequisite to the binding nature of this Contract on Purchaser and Seller, and the same shall become fully effective upon execution by Purchaser and Seller, and (b) the signature of Escrow Agent will not be necessary to amend any provision of this Contract other than this Section 2.3.
2.3.6 Escrow Agent, as the person responsible for closing the transaction within the meaning of Section 6045(e)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code"), shall file all necessary information, reports, returns, and statements regarding the transaction required by the Code including, but not limited to, the tax reports required pursuant to Section 6045 of the Code. Further, Escrow Agent agrees to indemnify and hold Purchaser, Seller, and their respective attorneys and brokers harmless from and against any Losses resulting from Escrow Agent's failure to file the reports Escrow Agent is required to file pursuant to this section. 2.3.7 The provisions of this Section 2.3 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deed to Purchaser.

                                  ARTICLE III
                               FEASIBILITY PERIOD

3.1 Feasibility Period. Subject to the terms of Section 3.3 and 3.4 and the right of Tenants under the Leases, from the Effective Date to and including the date which is 30 days after the Effective Date (the "Feasibility Period"), Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees (collectively, "Consultants") shall have the right from time to time to enter onto the Property:
3.1.1 To conduct and make any and all customary studies, tests, examinations, inquiries, and inspections, or investigations (collectively, the "Inspections") of or concerning the Property (including, without limitation, engineering and feasibility studies, evaluation of drainage and flood plain, soil tests for bearing capacity and percolation and surveys, including topographical surveys);
3.1.2 To confirm any and all matters which Purchaser may reasonably desire to confirm with respect to the Property; 3.1.3 To ascertain and confirm the suitability of the Property for Purchaser's intended use of the Property; and
3.1.4 To review the Materials at Purchaser's sole cost and expense. 3.2 Expiration of Feasibility Period. If the results of any of the matters referred to in Section 3.1 appear unsatisfactory to Purchaser for any reason or if Purchaser elects not to proceed with the transaction contemplated by this Contract for any other reason, or for no reason whatsoever, in Purchaser's sole and absolute discretion, then Purchaser shall have the right to terminate this Contract by giving written notice to that effect to Seller and Escrow Agent on or before 5:00 p.m. (in the time zone in which the Escrow Agent is located) on the date of expiration of the Feasibility Period. If Purchaser exercises such right to terminate, this Contract shall terminate and be of no further force and effect, subject to and except for the Survival Provisions, and Escrow Agent shall forthwith return the Deposit to Purchaser (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Deposit). If Purchaser fails to provide Seller with written notice of termination prior to the expiration of the Feasibility Period in strict accordance with the notice provisions of this Contract, Purchaser's right to terminate under this Section 3.2 shall be permanently waived and this Contract shall remain in full force and effect, the Deposit shall be non-refundable, and Purchaser's obligation to purchase the Property shall be non-contingent and unconditional except only for satisfaction of the conditions expressly stated in Section 8.1.
3.3 Conduct of Investigation. Purchaser shall not permit any mechanic's or materialmen's liens or any other liens to attach to the Property by reason of the performance of any work or the purchase of any materials by Purchaser or any other party in connection with any Inspections conducted by or for
 Purchaser. Purchaser shall give notice to Seller a reasonable time prior to entry onto the Property and shall permit Seller to have a representative present during all Inspections conducted at the Property. All information made available by Seller to Purchaser in accordance with this Contract or obtained by Purchaser in the course of its Inspections shall be treated as confidential information by Purchaser, and, prior to the purchase of the Property by Purchaser, Purchaser shall use its best efforts to prevent its Consultants from divulging such information to any unrelated third parties except as reasonably necessary to third parties engaged by Purchaser for the limited purpose of analyzing and investigating such information for the purpose of consummating the transaction contemplated by this Contract. The provisions of this Section
 3.3 shall survive the termination of this Contract, and if not so terminated shall survive (except for the confidentiality provisions of this Section 3.3) the Closing and delivery of the Deed to Purchaser.
3.4   Purchaser Indemnification.
3.4.1 Purchaser shall indemnify, hold harmless and, if requested by Seller (in Seller's sole discretion), defend (with counsel approved by Seller) Seller, together with Seller's affiliates, parent and subsidiary entities, successors, assigns, partners, managers, members, employees, officers, directors, trustees, shareholders, counsel, representatives, agents, Property Manager, Regional Property Manager, and AIMCO (collectively, including Seller, "Seller's Indemnified Parties"), from and against any and all damages, mechanics' liens, liabilities, losses, demands, actions, causes of action, claims, costs and expenses (including reasonable attorneys' fees, including the cost of in-house counsel and appeals) (collectively, "Losses") arising from or related to Purchaser's or its Consultant's entry onto the Property, and any Inspections or other matters performed by Purchaser with respect to the Property during the Feasibility Period or otherwise, except for any and all damages, mechanics' liens, liabilities, losses, demands, actions, causes of action, claims, costs and expenses arising out of Seller's or Seller's Indemnified Parties' gross negligence or intentional misconduct.. 3.4.2 Notwithstanding anything in this Contract to the contrary, Purchaser shall not be permitted to perform any invasive tests on the Property without Seller's prior written consent, which consent may be withheld in Seller's sole discretion. Further, Seller shall have the right, without limitation, to disapprove any and all entries, surveys, tests (including, without limitation, a Phase II environmental study of the Property), investigations and other matters that in Seller's reasonable judgment could result in any injury to the Property or breach of any contract, or expose Seller to any Losses or violation of applicable law, or otherwise adversely affect the Property or Seller's interest therein. Purchaser shall use best efforts to minimize disruption to Tenants in connection with Purchaser's or its Consultants' activities pursuant to this Section. No consent by the Seller to any such activity shall be deemed to constitute a waiver by Seller or assumption of liability or risk by Seller. Purchaser hereby agrees to restore, at Purchaser's sole cost and expense, the Property to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this Article
3. Purchaser  shall  maintain and cause its third party  consultants to maintain
(a) casualty insurance and comprehensive public liability insurance with coverages of not less than $1,000,000.00 for injury or death to any one person and $3,000,000.00 for injury or death to more than one person and $1,000,000.00 with respect to property damage, and (b) worker's compensation insurance for all of their respective employees in accordance with the law of the state in which the Property is located. Purchaser shall deliver proof of the insurance coverage required pursuant to this Section 3.4.2 to Seller (in the form of a certificate of insurance) prior to the earlier to occur of (i) Purchaser's or Purchaser's Consultants' entry onto the Property, or (ii) the expiration of 5 days after the Effective Date. The provisions of this Section 3.4 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deed to Purchaser.
3.5   Property Materials.
3.5.1 Within 10 days after the Effective Date, and to the extent the same exist and are in Seller's possession or reasonable control (subject to Section 3.5.2), Seller agrees to make the documents set forth on Schedule 3.5 (the "Materials") available at the Property for review and copying by Purchaser at Purchaser's sole cost and expense. In the alternative, at Seller's option and within the foregoing 10-day period, Seller may deliver some or all of the Materials to Purchaser, or make the same available to Purchaser on a secure web site
(Purchaser agrees that any item to be delivered by Seller under this Contract shall be deemed delivered to the extent available to Purchaser on such secured web site). To the extent that Purchaser determines that any of the Materials have not been made available or delivered to Purchaser pursuant to this Section 3.5.1, Purchaser shall notify Seller and Seller shall use commercially reasonable efforts to deliver the same to Purchaser within 5 Business Days after such notification is received by Seller; provided, however, that under no circumstances will the Feasibility Period be extended and Purchaser's sole remedy will be to terminate this Contract pursuant to Section 3.2.
3.5.2 In providing such information and Materials to Purchaser, other than Seller's Representations, Seller makes no representation or warranty, express, written, oral, statutory, or implied, and all such representations and warranties are hereby expressly excluded and disclaimed. Any information and Materials provided by Seller to Purchaser under the terms of this Contract is for informational purposes only and, together with all Third-Party Reports, shall be returned by Purchaser to Seller as a condition to return of the Deposit to Purchaser (if Purchaser is otherwise entitled to such Deposit pursuant to the terms of this Contract) if this Contract is terminated for any reason. Purchaser shall not in any way be entitled to rely upon the accuracy of such information and Materials. Purchaser recognizes and agrees that the Materials and other documents and information delivered or made available by Seller pursuant to this Contract may not be complete or constitute all of such documents which are in Seller's possession or control, but are those that are readily available to Seller after reasonable inquiry to ascertain their availability. Purchaser understands that, although Seller will use commercially reasonable efforts to locate and make available the Materials and other documents required to be delivered or made available by Seller pursuant to this Contract, Purchaser will not rely on such Materials or other documents as being a complete and accurate source of information with respect to the Property, and will instead in all instances rely exclusively on its own Inspections and Consultants with respect to all matters which it deems relevant to its decision to acquire, own and operate the Property.
3.5.3 The provisions of this Section 3.5 shall survive the Closing and delivery of the Deed to Purchaser.
3.6 Property Contracts. Within 10 days after the Effective Date, Seller shall deliver to Purchaser a list, prepared to Seller's knowledge (as defined in Section 6.4), of the Property Contracts. On or before the expiration of the Feasibility Period, Purchaser may deliver written notice to Seller (the "Property Contracts Notice") specifying any Property Contracts which Purchaser desires to terminate at the Closing (the "Terminated Contracts"); provided that
 (a) the effective date of such termination after Closing shall be subject to the express terms of such Terminated Contracts (and, to the extent that the effective date of termination of any Terminated Contract is after the Closing Date, Purchaser shall be deemed to have assumed all of Seller's obligations under such Terminated Contract as of the Closing Date), (b) if any such Property Contract cannot by its terms be terminated, it shall be assumed by Purchaser and not be a Terminated Contract, and (c) to the extent that any such Terminated Contract requires payment of a penalty or premium for cancellation, Purchaser shall be solely responsible for the payment of any such cancellation fees or penalties. If Purchaser fails to deliver the Property Contracts Notice on or before the expiration of the Feasibility Period, there shall be no Terminated Contracts and Purchaser shall assume all Property Contracts at the Closing. To the extent that any Property Contract to be assumed by Purchaser (including any Property Contracts that, because of advance notice requirements, will be temporarily assumed by Purchaser pending the effective date of termination after the Closing Date) is assignable but requires the applicable vendor to consent to the assignment or assumption of the Property Contract by Seller to Purchaser, then, prior to the Closing, Purchaser shall be responsible for obtaining from each applicable vendor a consent (each a "Required Assignment Consent") to the assignment of the Property Contract by Seller to Purchaser (and the assumption by Purchaser of all obligations under such Property Contract). Purchaser shall indemnify, hold harmless and, if requested by Seller (in Seller's sole discretion), defend (with counsel approved by Seller) Seller's Indemnified Parties from and against any and all Losses arising from or related to Purchaser's failure to obtain any Required Assignment Consent.

                                   ARTICLE IV
                                      TITLE

4.1 Title Documents. Within 10 calendar days after the Effective Date, Seller shall cause to be delivered to Purchaser a standard form commitment for title insurance ("Title Commitment") for the Property in an amount equal to the Purchase Price from Title Insurer for an owner's title insurance policy (the "Title Policy") on the most recent standard American Land Title Association form, together with copies of all instruments identified as exceptions therein (together with the Title Commitment, referred to herein as the "Title Documents"). Seller shall be responsible only for payment of the basic premium for the Title Policy. Purchaser shall be solely responsible for payment of all other costs relating to procurement of the Title Commitment, the Title Policy, and any requested endorsements.
4.2 Survey. Within 3 Business Days after the Effective Date, Seller shall deliver to Purchaser or make available at the Property any existing survey of the Property (the "Existing Survey") which to Seller's knowledge is in Seller's possession or reasonable control (subject to Section 3.5.2). If such Existing Survey was prepared within 6 months prior to the Effective Date, Purchaser shall reimburse Seller for the cost of the preparation thereof. Purchaser acknowledges and agrees that delivery of the Existing Survey is subject to
 Section 3.5.2. To the extent that Purchaser desires that a new survey of the Property be prepared (or that the Existing Survey be updated), Purchaser shall request the same in writing to Seller no later than 5 Business Days after the Effective Date. Seller also independently may elect to order a new or updated survey of the Property either before or after the Effective Date (such new or updated survey (whether requested by Purchaser or ordered by Seller), (together with the Existing Survey, is referred to herein as the "Survey"). Any new or updated survey may be ordered by Seller from the surveyor who prepared the Existing Survey (or from such other surveyor as Seller determines in its reasonable discretion). Purchaser shall be solely responsible for the cost and expense of the preparation of any new or updated survey ordered by Seller or requested by Purchaser pursuant to the terms of this Section 4.2.
4.3 Objection and Response Process. On or before the date which is 15 days after the Effective Date (the "Objection Deadline"), Purchaser shall give written notice (the "Objection Notice") to the attorneys for Seller of any matter set forth in the Title Documents or the Survey to which Purchaser objects (the "Objections"). If Purchaser fails to tender an Objection Notice on or before the Objection Deadline, Purchaser shall be deemed to have approved and irrevocably waived any objections to any matters covered by the Title Documents and the Survey. On or before 20 days after the Effective Date (the "Response Deadline"), Seller may, in Seller's sole discretion, give Purchaser notice (the "Response Notice") of those Objections which Seller is willing to cure, if any. Seller shall be entitled to reasonable adjournments of the Closing Date to cure the Objections. If Seller fails to deliver a Response Notice by the Response Deadline, Seller shall be deemed to have elected not to cure or otherwise resolve any matter set forth in the Objection Notice. If Purchaser is dissatisfied with the Response Notice, Purchaser may, as its exclusive remedy, elect by written notice given to Seller on or before 25 days after the Effective Date (the "Final Response Deadline") either (a) to accept the Title Documents and Survey with resolution, if any, of the Objections as set forth in the Response Notice (or if no Response Notice is tendered, without any resolution of the Objections) and without any reduction or abatement of the Purchase Price, or (b) to terminate this Contract, in which event the Deposit shall be returned to Purchaser (subject to Purchaser's obligation under Section
 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Deposit). If Purchaser fails to give notice to terminate this Contract on or before the Final Response Deadline, Purchaser shall be deemed to have elected to approve and irrevocably waived any objections to any matters covered by the Title Documents or the Survey, subject only to resolution, if any, of the Objections as set forth in the Response Notice (or if no Response Notice is tendered, without any resolution of the Objections).
4.4 Permitted Exceptions. The Deed delivered pursuant to this Contract shall be subject to the following, all of which shall be deemed "Permitted Exceptions":
4.4.1 All matters shown in the Title Documents and the Survey, other than (a) those Objections, if any, which Seller has agreed to cure pursuant to the Response Notice under Section 4.3, (b) mechanics' liens and taxes due and payable with respect to the period preceding Closing, (c) the standard exception regarding the rights of parties in possession which shall be limited to those parties in possession pursuant to the Leases, and (d) the standard exception pertaining to taxes which shall be limited to taxes and assessments payable in the year in which the Closing occurs and subsequent taxes and assessments; 4.4.2 All Leases; 4.4.3 Intentionally left blank; 4.4.4 Applicable zoning and governmental regulations and ordinances; 4.4.5 Any defects in or objections to title to the Property, or title exceptions or encumbrances, arising by, through or under Purchaser; and 4.4.6 The terms and conditions of this Contract. 4.5 Intentionally left blank. 4.6 Purchaser Financing. Purchaser assumes full responsibility to obtain the funds required for settlement, and there shall be no financing contingency hereunder.

                                   ARTICLE V
                                    CLOSING

5.1 Closing Date. The Closing shall occur 30 days following the expiration of the Feasibility Period (the "Closing Date") through an escrow with Escrow Agent, whereby the Seller, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means. Notwithstanding the foregoing to the contrary, Seller shall have the option, by delivering written notice to Purchaser to extend the Closing Date to the last Business Day of the month in which the Closing Date otherwise would occur pursuant to the preceding sentence, or to such other date (either in the same month or the next) as Seller reasonably determines is desirable. Further, the Closing Date may be extended without penalty at the option of Seller to a date not later than 30 days following the Closing Date specified in the first sentence of this paragraph above (or, if applicable, as extended by Seller pursuant to the second sentence of this paragraph) to satisfy any condition to Closing, or such later date as is mutually acceptable to Seller and Purchaser.

      Provided that Purchaser is not in default under the terms of this Contract, Purchaser shall be permitted a one-time thirty (30) day extension of the Closing Date specified in the first sentence of this Section 5.1 by (i) delivering written notice to Seller no later than fifteen (15) days prior to the scheduled Closing Date, and (ii) simultaneously with such notice to Seller, delivering to Escrow Agent the amount of Fifty Thousand and no/100 Dollars ($50,000.00), which amount when received by Escrow Agent shall be added to the Deposit hereunder, shall be non-refundable (except as otherwise expressly provided herein with respect to the Deposit), and shall be held, credited and disbursed in the same manner as provided hereunder with respect to the Deposit.
5.2 Seller Closing Deliveries. No later than 1 Business Day prior to the Closing Date, Seller shall deliver to Escrow Agent, each of the following items:
5.2.1 Special Warranty Deed (the "Deed") in the form attached as Exhibit B to Purchaser, subject to the Permitted Exceptions. 5.2.2 A Bill of Sale in the form attached as Exhibit C. 5.2.3 A General Assignment in the form attached as Exhibit D (the "General Assignment").
5.2.4 An Assignment of Leases and Security Deposits in the form attached as Exhibit E (the "Leases Assignment"). 5.2.5 A letter in the form attached hereto as Exhibit F prepared by Purchaser and countersigned by Seller to each of the vendors under the Terminated Contracts informing them of the termination of such Terminated Contract as of the Closing Date (subject to any delay in the effectiveness of such termination pursuant to the express terms of each applicable Terminated Contract) (the "Vendor Terminations").
5.2.6 A closing statement executed by Seller.
5.2.7 A title affidavit or at Seller's option an indemnity, as applicable, in the customary form reasonably acceptable to Seller to enable Title Insurer to delete the standard exceptions to the title insurance policy set forth in this Contract (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitment; provided that such affidavit does not subject Seller to any greater liability, or impose any additional obligations, other than as set forth in this Contract.
5.2.8 A certification of Seller's non-foreign status pursuant to Section 1445 of the Internal Revenue Code of 1986, as amended; and 5.2.9 Resolutions, certificates of good standing, and such other organizational documents as Title Insurer shall reasonably require evidencing Seller's authority to consummate this transaction.
5.3  Purchaser  Closing  Deliveries.  No later than 1 Business  Day prior to the
 Closing Date (except for the balance of the Purchase Price which is to be delivered at the time specified in Section 2.2.4), Purchaser shall deliver to the Escrow Agent (for disbursement to Seller upon the Closing) the following items with respect to the Property being conveyed at such Closing:
5.3.1 The full Purchase Price (with credit for the Deposit), plus or minus the adjustments or prorations required by this Contract. 5.3.2 A title affidavit (or at Purchaser's option an indemnity) pertaining to Purchaser's activity on the Property prior to Closing, in the customary form reasonably acceptable to Purchaser, to enable Title Insurer to delete the standard exceptions to the title insurance policy set forth in this Contract (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitment; provided that such affidavit does not subject Purchaser to any greater liability, or impose any additional obligations, other than as set forth in this Contract.
5.3.3 Any declaration or other statement which may be required to be submitted to the local assessor with respect to the terms of the sale of the Property.
5.3.4 A closing statement executed by Purchaser.
5.3.5 A countersigned counterpart of the General Assignment.
5.3.6 A countersigned counterpart of the Leases Assignment.
5.3.7 Notification letters to all Tenants prepared and executed by Purchaser in the form attached hereto as Exhibit G.
5.3.8 The Vendor Terminations (Purchaser shall be solely responsible for identifying each of the Terminated Contracts (subject to the terms and conditions of Section 3.6) and addressing and preparing each of the Vendor Terminations for execution by Purchaser and Seller).
5.3.9 Any cancellation fees or penalties due to any vendor under any Terminated Contract as a result of the termination thereof. 5.3.10 Resolutions, certificates of good standing, and such other organizational documents as Title Insurer shall reasonably require evidencing Purchaser's authority to consummate this transaction.
5.3.11      Intentionally left blank.
5.4   Closing Prorations and Adjustments.
5.4.1 General. All normal and customarily proratable items, including, without limitation, collected rents, operating expenses, personal property taxes, other operating expenses and fees, shall be prorated as of the Closing Date, Seller being charged or credited, as appropriate, for all of same attributable to the period up to the Closing Date (and credited for any amounts paid by Seller attributable to the period on or after the Closing Date, if assumed by Purchaser) and Purchaser being responsible for, and credited or charged, as the case may be, for all of same attributable to the period on and after the Closing Date. Seller shall prepare a proration schedule (the "Proration Schedule") of the adjustments described in this Section 5.4 prior to Closing. Such adjustments shall be paid by Purchaser to Seller (if the prorations result in a net credit to Seller) or by Seller to Purchaser (if the prorations result in a net credit to Purchaser), by increasing or reducing the cash to be paid by Purchaser at Closing. 5.4.2 Operating Expenses. All of the operating, maintenance, taxes
(other than real estate taxes, such as rental taxes), and other expenses incurred in operating the Property that Seller customarily pays, and any other costs incurred in the ordinary course of business for the management and operation of the Property, shall be prorated on an accrual basis. Seller shall pay all such expenses that accrue prior to Closing and Purchaser shall pay all such expenses that accrue from and after the Closing Date.
5.4.3 Utilities. The final readings and final billings for utilities will be made if possible as of the Closing Date, in which case Seller shall pay all such bills as of the Closing Date and no proration shall be made at the Closing with respect to utility bills. Otherwise, a proration shall be made based upon the parties' reasonable good faith estimate and a readjustment made within 30 days after the Closing, if necessary. Seller shall be entitled to the return of any deposit(s) posted by it with any utility company, and Seller shall notify each utility company serving the Property to terminate Seller's account, effective as of noon on the Closing Date. 5.4.4 Real Estate Taxes. Any real estate ad valorem or similar taxes for the Property, or any installment of assessments payable in installments which installment is payable in the calendar year of Closing, shall be prorated to the date of Closing, based upon actual days involved. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures (assuming payment at the earliest time to allow for the maximum possible discount) for the year in which the Closing occurs to the extent the same are available; provided, that in the event that actual figures (whether for the assessed value of the Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using figures from the preceding year (assuming payment at the earliest time to allow for the maximum possible discount). The proration of real property taxes or installments of assessments shall be final and not subject to re-adjustment after Closing. 5.4.5 Property Contracts. Purchaser shall assume at Closing the obligations under the Property Contracts assumed by Purchaser; however, operating expenses shall be prorated under Section 5.4.2.
5.4.6 Leases.
5.4.6.1 All collected rent (whether fixed monthly rentals, additional rentals, escalation rentals, retroactive rentals, operating cost pass-throughs or other sums and charges payable by Tenants under the Leases), income and expenses from any portion of the Property shall be prorated as of the Closing Date (prorated for any partial month). Purchaser shall receive all collected rent and income attributable to dates from and after the Closing Date. Seller shall receive all collected rent and income attributable to dates prior to the Closing Date. Notwithstanding the foregoing, no prorations shall be made in relation to either
(a) non-delinquent rents which have not been collected as of the Closing Date, or (b) delinquent rents existing, if any, as of the Closing Date (the foregoing
(a) and (b) referred to herein as the "Uncollected Rents"). In adjusting for Uncollected Rents, no adjustments shall be made in Seller's favor for rents which have accrued and are unpaid as of the Closing, but Purchaser shall pay Seller such accrued Uncollected Rents as and when collected by Purchaser. Purchaser agrees to bill Tenants of the Property for all Uncollected Rents and to take reasonable actions to collect Uncollected Rents. After the Closing, Seller shall continue to have the right, but not the obligation, in its own name, to demand payment of and to collect Uncollected Rents owed to Seller by any Tenant, which right shall include, without limitation, the right to continue or commence legal actions or proceedings against any Tenant and the delivery of the Leases Assignment shall not constitute a waiver by Seller of such right. Purchaser agrees to cooperate with Seller in connection with all efforts by Seller to collect such Uncollected Rents and to take all steps, whether before or after the Closing Date, as may be necessary to carry out the intention of the foregoing, including, without limitation, the delivery to Seller, within 7 days after a written request, of any relevant books and records (including, without limitation, rent statements, receipted bills and copies of tenant checks used in payment of such rent), the execution of any and all consents or other documents, and the undertaking of any act reasonably necessary for the collection of such Uncollected Rents by Seller; provided, however, that Purchaser's obligation to cooperate with Seller pursuant to this sentence shall not obligate Purchaser to terminate any Tenant lease with an existing Tenant or evict any existing Tenant from the Property.
5.4.6.2 At Closing, Purchaser shall receive a credit against the Purchase Price in an amount equal to the received and unapplied balance of all cash (or cash equivalent) Tenant Deposits, including, but not limited to, security, damage or other refundable deposits or required to be paid by any of the Tenants to secure their respective obligations under the Leases, together, in all cases, with any interest payable to the Tenants thereunder as may be required by their respective Tenant Lease or state law (the "Tenant Security Deposit Balance"). Any cash (or cash equivalents) held by Seller which constitute the Tenant Security Deposit Balance shall be retained by Seller in exchange for the foregoing credit against the Purchase Price and shall not be transferred by Seller pursuant to this Contract (or any of the documents delivered at Closing), but the obligation with respect to the Tenant Security Deposit Balance nonetheless shall be assumed by Purchaser. The Tenant Security Deposit Balance shall not include any non-refundable deposits or fees paid by Tenants to Seller, either pursuant to the Leases or otherwise.
5.4.6.3 With respect to operating expenses, taxes, utility charges, other operating cost pass-throughs, retroactive rental escalations, sums or charges payable by Tenants under the Tenant Leases, to the extent that Seller has received as of the Closing payments allocable to periods subsequent to Closing, the same shall be properly prorated with an adjustment in favor of Purchaser, and Purchaser shall reserve a credit therefor at Closing. With respect to any payments received by Purchaser after the Closing allocable to Seller prior to Closing, Purchaser shall promptly pay the same to Seller. 5.4.7 Intentionally left blank.
5.4.8 Insurance. No proration shall be made in relation to insurance premiums and insurance policies will not be assigned to Purchaser. 5.4.9 Employees. All of Seller's and Seller's manager's on-site employees shall have their employment at the Property terminated as of the Closing Date. 5.4.10 Closing Costs. Purchaser and Seller shall each pay one-half of any transfer, sales, use, gross receipts or similar taxes. Purchaser shall be solely responsible for the cost of recording any instruments required to discharge any liens or encumbrances against the Property, any premiums or fees required to be paid by Purchaser with respect to the Title Policy pursuant to Section 4.1, and one-half of the customary closing costs of the Escrow Agent. Seller shall pay the base premium for the Title Policy to the extent required by Section 4.1, and one-half of the customary closing costs of the Escrow Agent.
5.4.11      Intentionally omitted.
5.4.12 Possession. Possession of the Property, subject to the Leases, Property Contracts which are not identified as Terminated Contracts during the Feasibility Period (subject to the limitations of Section 3.6), and Permitted
Exceptions, shall be delivered to Purchaser at the Closing upon release from escrow of all items to be delivered by Purchaser pursuant to Section 5.3, including, without limitation, the Purchase Price. To the extent reasonably available to Seller, originals or copies of the Leases and Property Contracts, lease files, warranties, guaranties, operating manuals, keys to the property, and Seller's books and records (other than proprietary information) (collectively, "Seller's Property-Related Files and Records") regarding the Property shall be made available to Purchaser at the Property after the Closing. Purchaser agrees, for a period of not less than 10 years after the Closing (the "Records Hold Period"), to (a) provide and allow Seller reasonable access to Seller's Property-Related Files and Records for purposes of inspection and copying thereof, and (b) reasonably maintain and preserve Seller's Property-Related Files and Records. If at any time after the Records Hold Period, Purchaser desires to dispose of Seller's Property-Related Files and Records, Purchaser must first provide Seller prior written notice (the "Records Disposal Notice"). Seller shall have a period of 30 days after receipt of the Records Disposal Notice to enter the Property (or such other location that such records are then stored) and remove or copy those of Seller's Property-Related Files and Records that Seller desires to retain. Purchaser agrees (i) to include the covenants of this Section 5.4.12 pertaining to Seller's Property-Related Files and Records in any management contract for the Property (and to bind the manager thereunder to such covenants), and (ii) to bind any future purchaser of the Property to the covenants of this Section 5.4.12 pertaining to Seller's Property-Related Files and Records. Purchaser shall indemnify, hold harmless and, if requested by Seller (in Seller's sole discretion), defend (with counsel approved by Seller) Seller's Indemnified Parties from and against any and all Losses arising from or related to Purchaser's failure to comply with the provisions of this Section 5.4.12.
5.4.13 Survival. The provisions of this Section 5.4 shall survive the Closing and delivery of the Deed to Purchaser.
5.5 Post Closing Adjustments. In general, and except as provided in this Contract or the Closing Documents, Seller shall be entitled to all income, and shall pay all expenses, relating to the operation of the Property for the period prior to the Closing Date and Purchaser shall be entitled to all income, and shall pay all expenses, relating to the operation of the Property for the period commencing on and after the Closing Date. Purchaser or Seller may request that Purchaser and Seller undertake to re-adjust any item on the Proration Schedule (or any item omitted therefrom) in accordance with the provisions of Section 5.4 of this Contract; provided, however, that neither party shall have any obligation to re-adjust any items (a) after the expiration of 60 days after Closing, or (b) subject to such 60-day period, unless such items exceed $5,000.00 in magnitude (either individually or in the aggregate). The provisions of this Section 5.5 shall survive the Closing and delivery of the Deed to Purchaser.

                                   ARTICLE VI
            REPRESENTATIONS AND WARRANTIES OF SELLER AND PURCHASER

6.1 Seller's Representations. Except, in all cases, for any fact, information or condition disclosed in the Title Documents, the Permitted Exceptions, the Property Contracts, or the Materials, or which is otherwise known by Purchaser prior to the Closing, Seller represents and warrants to Purchaser the following (collectively, the "Seller's Representations") as of the Effective Date and as of the Closing Date (provided that Purchaser's remedies if any such Seller's Representations are untrue as of the Closing Date are limited to those set forth in Section 8.1): 6.1.1 Seller is duly organized, validly existing and in good standing under the laws of the state of its formation set forth in the initial paragraph of this Contract; and, subject to Section 8.2.4, has or at the Closing shall have the entity power and authority to sell and convey the Property and to execute the documents to be executed by Seller and prior to the Closing will have taken as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Contract, and the consummation of the transactions contemplated by this Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any contract to which Seller is a party or by which Seller is otherwise bound, which conflict, breach or default would have a material adverse affect on Seller's ability to consummate the transaction contemplated by this Contract or on the Property. Subject to Section 8.2.4, this Contract is a valid, binding and enforceable agreement against Seller in accordance with its terms; 6.1.2 Other than the Leases, the Property is not subject to any written lease executed by Seller or, to Seller's knowledge, any other possessory interests of any person; 6.1.3 Seller is not a "foreign person," as that term is used and defined in the Internal Revenue Code,
Section  1445,  as  amended;  6.1.4  Except  for any  actions by Seller to evict
Tenants under the Leases, or (b) any matter covered by Seller's current insurance policy(ies), to Seller's knowledge, there are no actions, proceedings, litigation or governmental investigations or condemnation actions either pending or threatened against the Property; 6.1.5 To Seller's knowledge, Seller has not received any written notice from a governmental agency of any uncured material violations of any federal, state, county or municipal law, ordinance, order, regulation or requirement affecting the Property; and 6.1.6 To Seller's knowledge, Seller has not received any written notice of any material default by Seller under any of the Property Contracts that will not be terminated on the Closing Date. 6.2 AS-IS. Except for Seller's Representations, the Property is expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, and is not relying upon, any information provided by Seller or Broker or statements, representations or warranties, express or implied, made by or enforceable directly against Seller or Broker, including, without limitation, any relating to the value of the Property, the physical or environmental condition of the Property, any state, federal, county or local law, ordinance, order or permit; or the suitability, compliance or lack of compliance of the Property with any regulation, or any other attribute or matter of or relating to the Property (other than any covenants of title contained in the Deed conveying the Property and Seller's Representations). Purchaser agrees that Seller shall not be responsible or liable to Purchaser for any defects, errors or omissions, or on account of any conditions affecting the Property. Purchaser, its successors and assigns, and anyone claiming by, through or under Purchaser, hereby fully releases Seller's Indemnified Parties from, and irrevocably waives its right to maintain, any and all claims and causes of action that it or they may now have or hereafter acquire against Seller's Indemnified Parties with respect to any and all Losses arising from or related to any defects, errors, omissions or other conditions affecting the Property. Purchaser represents and warrants that, as of the date hereof and as of the Closing Date, it has and shall have reviewed and conducted such independent analyses, studies (including, without limitation, environmental studies and analyses concerning the presence of lead, asbestos, PCBs and radon in and about the Property), reports, investigations and inspections as it deems appropriate in connection with the Property. If Seller provides or has provided any documents, summaries, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Property, including, without limitation, the offering prepared by Broker, Purchaser and Seller agree that Seller has done so or shall do so only for the convenience of both parties, Purchaser shall not rely thereon and the reliance by Purchaser upon any such documents, summaries, opinions or work product shall not create or give rise to any liability of or against Seller's Indemnified Parties. Purchaser acknowledges and agrees that no representation has been made and no responsibility is assumed by Seller with respect to current and future applicable zoning or building code requirements or the compliance of the Property with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Property, the continuation of contracts, continued occupancy levels of the Property, or any part thereof, or the continued occupancy by tenants of any Leases or, without limiting any of the foregoing, occupancy at Closing. Prior to Closing, Seller shall have the right, but not the obligation, to enforce its rights against any and all Property occupants, guests or tenants. Purchaser agrees that the departure or removal, prior to Closing, of any of such guests, occupants or tenants shall not be the basis for, nor shall it give rise to, any claim on the part of Purchaser, nor shall it affect the obligations of Purchaser under this Contract in any manner whatsoever; and Purchaser shall close title and accept delivery of the Deed with or without such tenants in possession and without any allowance or reduction in the Purchase Price under this Contract. Purchaser hereby releases Seller from any and all claims and liabilities relating to the foregoing matters. The provisions of this Section 6.2 shall survive the Closing and delivery of the Deed to Purchaser. 6.3 Survival of Seller's Representations. Seller and Purchaser agree that Seller's Representations shall survive Closing for a period of 6 months (the "Survival Period"). Seller shall have no liability after the Survival Period with respect to Seller's Representations contained herein except to the extent that Purchaser has requested arbitration against Seller during the Survival Period for breach of any of Seller's Representations. Under no circumstances shall Seller be liable to Purchaser for more than $50,000 in any individual instance or in the aggregate for all breaches of Seller's Representations, nor shall Purchaser be entitled to bring any claim for a breach of Seller's Representations unless the claim for damage (either in the aggregate or as to any individual claim) by Purchaser exceeds $5,000. In the event that Seller breaches any representation contained in Section 6.1 and Purchaser had knowledge of such breach prior to the Closing Date, Purchaser shall be deemed to have waived any right of recovery, and Seller shall not have any liability in connection therewith. 6.4 Definition of Seller's Knowledge. Any representations and warranties made "to the knowledge of Seller" shall not be deemed to imply any duty of inquiry. For purposes of this Contract, the term Seller's "knowledge" shall mean and refer only to actual knowledge of the Designated Representative of the Seller and shall not be construed to refer to the knowledge of any other partner, officer, director, agent, employee or representative of the Seller, or any affiliate of the Seller, or to impose upon such Designated Representative any duty to investigate the matter to which such actual knowledge or the absence thereof pertains, or to impose upon such Designated Representative any individual personal liability. As used herein, the term Designated Representative shall refer to Kendra Miller the Regional Property Manager, who has been handling this Property for the past 1 1/2 years (the "Regional Property Manager") and Joyce Painter, the Property Manager, who has been handling this Property for the past 5 1/2 years (the "Property Manager") 6.5 Representations And Warranties Of Purchaser. For the purpose of inducing Seller to enter into this Contract and to consummate the sale and purchase of the Property in accordance herewith, Purchaser represents and warrants to Seller the following as of the Effective Date and as of the Closing
Date: 6.5.1 Purchaser is a corporation duly organized, validly existing and in good standing under the laws of Montana. 6.5.2 Purchaser, acting through any of its or their duly empowered and authorized officers or members, has all necessary entity power and authority to own and use its properties and to transact the business in which it is engaged, and has full power and authority to enter into this Contract, to execute and deliver the documents and instruments required of Purchaser herein, and to perform its obligations hereunder; and no consent of any of Purchaser's partners, directors, officers or members are required to so empower or authorize Purchaser. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any contract to which Purchaser is a party or by which Purchaser is otherwise bound, which conflict, breach or default would have a material adverse affect on Purchaser's ability to consummate the transaction contemplated by this Contract. This Contract is a valid, binding and enforceable agreement against Purchaser in accordance with its terms. 6.5.3 No pending or, to the knowledge of Purchaser, threatened litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to Seller. 6.5.4 Other than Seller's Representations, Purchaser has not relied on any representation or warranty made by Seller or any representative of Seller (including, without limitation, Broker) in connection with this Contract and the acquisition of the Property.
6.5.5 The Broker and its affiliates do not, and will not at the Closing, have any direct or indirect legal, beneficial, economic or voting interest in Purchaser (or in an assignee of Purchaser, which pursuant to Section 13.3, acquires the Property at the Closing), nor has Purchaser or any affiliate of Purchaser granted (as of the Effective Date or the Closing Date) the Broker or any of its affiliates any right or option to acquire any direct or indirect legal, beneficial, economic or voting interest in Purchaser. 6.5.6 Purchaser is not a Prohibited Person. 6.5.7 To Purchaser's knowledge, none of its investors, affiliates or brokers or other agents (if any), acting or benefiting in any capacity in connection with this Contract is a Prohibited Person. 6.5.8 The funds or other assets Purchaser will transfer to Seller under this Contract are not the property of, or beneficially owned, directly or indirectly, by a Prohibited Person. 6.5.9 The funds or other assets Purchaser will transfer to Seller under this Contract are not the proceeds of specified unlawful activity as defined by 18 U.S.C. ss.1956(c)(7).

      The provisions of this Section 6.5 shall survive the Closing and delivery of the Deed to Purchaser.

                                  ARTICLE VII
                            OPERATION OF THE PROPERTY

7.1 Leases and Property Contracts. During the period of time from the Effective Date to the Closing Date, in the ordinary course of business Seller may enter into new Property Contracts, new Leases, renew existing Leases or modify, terminate or accept the surrender or forfeiture of any of the Leases, modify any Property Contracts, or institute and prosecute any available remedies for default under any Lease or Property Contract without first obtaining the written consent of Purchaser; provided, however, Seller agrees that any such new Property Contracts or any new or renewed Leases shall not have a term in excess of 1 year (or such longer period of time for which such Property Contracts or Leases are entered into by Seller in the ordinary course of its operation of the Property) without the prior written consent of Purchaser, which consent shall not be unreasonably withheld, conditioned or delayed. Notwithstanding anything to the contrary contained herein , Seller hereby agrees that any new Property Contracts entered into during the period of time from the Effective Date to the Closing Date, shall be terminable upon thirty
 (30) days or less notice without penalty or cost.
7.2 General  Operation of  Property.  Except as  specifically  set forth in this
 Article 7, Seller shall operate the Property after the Effective Date in the ordinary course of business, and except as necessary in the Seller's sole discretion to address (a) any life or safety issue at the Property or (b) any other matter which in Seller's reasonable discretion materially adversely affecting the use, operation or value of the Property, Seller will not make any material alterations to the Property or remove any material Fixtures and Tangible Personal Property without the prior written consent of Purchaser which consent shall not be unreasonably withheld, denied or delayed.
7.3 Liens. Other than utility easements and temporary construction easements granted by Seller in the ordinary course of business, Seller covenants that it will not voluntarily create or cause any lien or encumbrance to attach to the Property between the Effective Date and the Closing Date (other than Leases and Property Contracts as provided in Section 7.1) unless Purchaser approves such lien or encumbrance, which approval shall not be unreasonably withheld or delayed. If Purchaser approves any such subsequent lien or encumbrance, the same shall be deemed a Permitted Encumbrance for all purposes hereunder.

                                  ARTICLE VIII
                         CONDITIONS PRECEDENT TO CLOSING

8.1   Purchaser's  Conditions  to  Closing.  Purchaser's  obligation  to close
 under  this  Contract,   shall  be  subject  to  and  conditioned   upon  the
 fulfillment of each and all of the following conditions precedent:
8.1.1 All of the documents required to be delivered by Seller to Purchaser at the Closing pursuant to the terms and conditions hereof shall have been delivered; 8.1.2 Each of Seller's Representations shall be true in all material respects as of the Closing Date; 8.1.3 Seller shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Seller hereunder; and 8.1.4 Neither Seller nor Seller's general partner shall be a debtor in any bankruptcy proceeding nor shall have been in the last 6 months a debtor in any bankruptcy proceeding.

      Notwithstanding anything to the contrary, there are no other conditions on Purchaser's obligation to Close except as expressly set forth in this Section
8.1. If any condition set forth in Sections 8.1.1, 8.1.3 or 8.1.4 is not met, Purchaser may (a) waive any of the foregoing conditions and proceed to Closing on the Closing Date with no offset or deduction from the Purchase Price, or (b) if such failure constitutes a default by Seller, exercise any of its remedies pursuant to Section 10.2. If the condition set forth in Section 8.1.2 is not met, Purchaser may, as its sole and exclusive remedy, (i) notify Seller of Purchaser's election to terminate this Contract and receive a return of the Deposit from the Escrow Agent, or (ii) waive such condition and proceed to Closing on the Closing Date with no offset or deduction from the Purchase Price.
8.2 Seller's Conditions to Closing. Without limiting any of the rights of Seller elsewhere provided for in this Contract, Seller's obligation to close with respect to conveyance of the Property under this Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:
8.2.1 All of the documents and funds required to be delivered by Purchaser to Seller at the Closing pursuant to the terms and conditions hereof shall have been delivered; 8.2.2 Each of the representations, warranties and covenants of Purchaser contained herein shall be true in all material respects as of the Closing Date; 8.2.3 Purchaser shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Purchaser hereunder; and 8.2.4 Seller shall have received all consents, documentation and approvals necessary to consummate and facilitate the transactions contemplated hereby, including, without limitation, a tax free exchange pursuant to Section 13.19 (and the amendment of Seller's (or Seller's affiliates') partnership or organizational documents in connection therewith), (a) from Seller's partners, members, managers, shareholders or directors to the extent required by Seller's (or Seller's affiliates') organizational documents, and (b) that are required by law.

      If any of the foregoing conditions to Seller's obligation to close with respect to conveyance of the Property under this Contract are not met, Seller may (a) waive any of the foregoing conditions and proceed to Closing on the Closing Date, or (b) terminate this Contract, and, if such failure constitutes a default by Purchaser, exercise any of its remedies under Section 10.1.

                                   ARTICLE IX
                                   BROKERAGE

9.1 Indemnity. Seller represents and warrants to Purchaser that it has dealt only with Pacific Real Estate Investments LLC ("Broker") in connection with this Contract. Seller and Purchaser each represents and warrants to the other that, other than Broker, it has not dealt with or utilized the services of any other real estate broker, sales person or finder in connection with this Contract, and each party agrees to indemnify, hold harmless, and, if requested in the sole and absolute discretion of the indemnitee, defend (with counsel approved by the indemnitee) the other party from and against all Losses relating to brokerage commissions and finder's fees arising from or attributable to the acts or omissions of the indemnifying party. The provisions of this Section 9.1 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deed to Purchaser.
9.2 Broker Commission. If the Closing occurs, Seller agrees to pay Broker a commission according to the terms of a separate contract. Broker shall not be deemed a party or third party beneficiary of this Contract.
9.3 Broker Signature Page. As a condition to Seller's obligation to pay the commission pursuant to Section 9.2, Broker shall execute the signature page for Broker attached hereto solely for purposes of confirming the matters set forth therein; provided, however, that (a) Broker's signature hereon shall not be a prerequisite to the binding nature of this Contract on Purchaser and Seller, and the same shall become fully effective upon execution by Purchaser and Seller, and (b) the signature of Broker will not be necessary to amend any provision of this Contract.

                                   ARTICLE X
                              DEFAULTS AND REMEDIES

10.1 Purchaser Default.  If Purchaser  defaults in its obligations  hereunder to
 (a) deliver the Deposit (or any other deposit or payment required of Purchaser hereunder), (b) deliver to the Seller the deliveries specified under Section
 5.3 on the date required thereunder, or (c) deliver the Purchase Price at the time required by Section 2.2.4 and close on the purchase of the Property on the Closing Date, then, immediately and without notice or cure, Purchaser shall forfeit the Deposit, and the Escrow Agent shall deliver the Deposit to Seller, and neither party shall be obligated to proceed with the purchase and sale of the Property. If, Purchaser defaults in any of its other representations, warranties or obligations under this Contract, and such default continues for more than 10 days after written notice from Seller, then Purchaser shall forfeit the Deposit, and the Escrow Agent shall deliver the Deposit to Seller, and neither party shall be obligated to proceed with the purchase and sale of the Property. The Deposit is liquidated damages and recourse to the Deposit is, except for Purchaser's indemnity and confidentiality obligations hereunder, Seller's sole and exclusive remedy for Purchaser's failure to perform its obligation to purchase the Property or breach of a representation or warranty. Seller expressly waives the remedies of specific performance and additional damages for such default by Purchaser. SELLER AND PURCHASER ACKNOWLEDGE THAT SELLER'S DAMAGES WOULD BE DIFFICULT TO DETERMINE, AND THAT THE DEPOSIT IS A REASONABLE ESTIMATE OF SELLER'S DAMAGES RESULTING FROM A DEFAULT BY PURCHASER IN ITS OBLIGATION TO PURCHASE THE PROPERTY. SELLER AND PURCHASER FURTHER AGREE THAT THIS SECTION 10.1 IS INTENDED TO AND DOES LIQUIDATE THE AMOUNT OF DAMAGES DUE SELLER, AND SHALL BE SELLER'S EXCLUSIVE REMEDY AGAINST PURCHASER, BOTH AT LAW AND IN EQUITY, ARISING FROM OR RELATED TO A BREACH BY PURCHASER OF ITS OBLIGATION TO CONSUMMATE THE TRANSACTIONS CONTEMPLATED BY THIS CONTRACT, OTHER THAN WITH RESPECT TO PURCHASER'S INDEMNITY AND CONFIDENTIALITY OBLIGATIONS HEREUNDER.
10.2 Seller Default. If Seller, prior to the Closing, defaults in its representations, warranties, covenants, or obligations under this Contract, including to sell the Property as required by this Contract and such default continues for more than 10 days after written notice from Purchaser, then, at Purchaser's election and as Purchaser's sole and exclusive remedy, either (A) this Contract shall terminate, and all payments and things of value, including the Deposit, provided by Purchaser hereunder shall be returned to Purchaser (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Deposit) and Purchaser may recover, as its sole recoverable damages (but without limiting its right to receive a refund of the Deposit), its direct and actual out-of-pocket expenses and costs
 (documented by paid invoices to third parties) in connection with this transaction, which damages shall not exceed $20,000 in aggregate, or (B) Purchaser may seek specific performance of Seller's obligation to deliver the Deed pursuant to this Contract (but not damages). Purchaser agrees that it shall promptly deliver to Seller an assignment of all of Purchaser's right, title and interest in and to (together with possession of) all plans, studies, surveys, reports, and other materials paid for with the out-of-pocket expenses reimbursed by Seller pursuant to the foregoing sentence. SELLER AND PURCHASER FURTHER AGREE THAT THIS SECTION 10.2 IS INTENDED TO AND DOES LIMIT THE AMOUNT OF DAMAGES DUE PURCHASER AND THE REMEDIES AVAILABLE TO PURCHASER, AND SHALL BE PURCHASER'S EXCLUSIVE REMEDY AGAINST SELLER, BOTH AT LAW AND IN EQUITY ARISING FROM OR RELATED TO A BREACH BY SELLER OF ITS REPRESENTATIONS, WARRANTIES, OR COVENANTS OR ITS OBLIGATION TO CONSUMMATE THE TRANSACTIONS CONTEMPLATED BY THIS CONTRACT. UNDER NO CIRCUMSTANCES MAY PURCHASER SEEK OR BE ENTITLED TO RECOVER ANY SPECIAL, CONSEQUENTIAL, PUNITIVE, SPECULATIVE OR INDIRECT DAMAGES, ALL OF WHICH PURCHASER SPECIFICALLY WAIVES, FROM SELLER FOR ANY BREACH BY SELLER, OF ITS REPRESENTATIONS, WARRANTIES OR COVENANTS OR ITS OBLIGATIONS UNDER THIS CONTRACT. PURCHASER SPECIFICALLY WAIVES THE RIGHT TO FILE ANY LIS PENDENS OR ANY LIEN AGAINST THE PROPERTY UNLESS AND UNTIL IT HAS IRREVOCABLY ELECTED TO SEEK SPECIFIC PERFORMANCE OF THIS CONTRACT AND HAS FILED AN ACTION SEEKING SUCH REMEDY.

                                   ARTICLE XI
                            RISK OF LOSS OR CASUALTY

11.1 Major Damage. In the event that the Property is damaged or destroyed by fire or other casualty prior to Closing, and the cost of repair is more than $250,000, then Seller shall have no obligation to repair such damage or destruction and shall notify Purchaser in writing of such damage or destruction (the "Damage Notice"). Within 10 days after Purchaser's receipt of the Damage Notice, Purchaser may elect at its option to terminate this Contract by delivering written notice to Seller. In the event Purchaser fails to terminate this Contract within the foregoing 10-day period, this transaction shall be closed in accordance with the terms of this Contract for the full Purchase Price notwithstanding any such damage or destruction and Purchaser shall receive all insurance proceeds pertaining thereto (plus a credit against the Purchase Price in the amount of any deductible payable by Seller in connection therewith) at Closing.
11.2 Minor Damage. In the event that the Property is damaged or destroyed by fire or other casualty prior to the Closing, and the cost of repair is equal to or less than $250,000, this transaction shall be closed in accordance with the terms of this Contract, notwithstanding the damage or destruction; provided, however, Seller shall make such repairs to the extent of any recovery from insurance carried on the Property if they can be reasonably effected before the Closing. Subject to Section 11.3, if Seller is unable to effect such repairs, then Purchaser shall receive all insurance proceeds pertaining thereto (plus a credit against the Purchase Price in the amount of any deductible payable by Seller in connection therewith) at Closing. In the event that the insurance proceeds are insufficient to fund the estimated cost to complete such repairs (as determined by an independent contractor selected by Seller), Seller shall escrow at the Closing an amount equal to the difference between the amount of such estimate and the available insurance proceeds. Such funds shall be held and disbursed pursuant to a mutually acceptable escrow agreement with the Escrow Agent to be executed at the Closing.
11.3 Repairs. To the extent that Seller elects to commence any repair, replacement or restoration of the Property prior to Closing, then Seller shall be entitled to receive and apply available insurance proceeds to any portion of such repair, replacement or restoration completed or installed prior to Closing, with Purchaser being responsible for completion of such repair, replacement or restoration after Closing from the balance of any available insurance proceeds. The provisions of this Section 11.3 shall survive the Closing and delivery of the Deed to Purchaser. In the event that (a) Seller elects to commence repair, replacement or restoration of the Property prior to Closing, (b) such repairs are not completed prior to Closing, and (c) the remaining insurance proceeds are insufficient to fund the remaining estimated cost to complete such repairs (as determined either pursuant to an existing construction contract or by an independent contractor selected by Seller), Seller shall escrow at the Closing an amount equal to the difference between the amount of such estimate and the remaining available insurance proceeds. Such funds shall be held and disbursed pursuant to a mutually acceptable escrow agreement with the Escrow Agent to be executed at the Closing.

                                  ARTICLE XII
                                 EMINENT DOMAIN

12.1 Eminent Domain. In the event that, at the time of Closing, any material part of the Property is (or previously has been) acquired, or is about to be acquired, by any governmental agency by the powers of eminent domain or transfer in lieu thereof (or in the event that at such time there is any notice of any such acquisition or intent to acquire by any such governmental agency), Purchaser shall have the right, at Purchaser's option, to terminate this Contract by giving written notice within 10 days after Purchaser's receipt from Seller of notice of the occurrence of such event, and if Purchaser so terminates this Contract shall recover the Deposit hereunder (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Deposit). If Purchaser fails to terminate this Contract within such 10-day period, this transaction shall be closed in accordance with the terms of this Contract for the full Purchase Price and Purchaser shall receive the full benefit of any condemnation award. It is expressly agreed between the parties hereto that this section shall in no way apply to customary dedications for public purposes which may be necessary for the development of the Property.

                                  ARTICLE XIII
                                  MISCELLANEOUS

13.1 Binding Effect of Contract. This Contract shall not be binding on either party until executed by both Purchaser and Seller. As provided in Section 2.3.5 and Section 9.3 above, neither the Escrow Agent's nor the Broker's execution of this Contract shall be a prerequisite to its effectiveness.
13.2 Exhibits And Schedules. All Exhibits and Schedules, whether or not annexed hereto, are a part of this Contract for all purposes.
13.3 Assignability. This Contract is not assignable by Purchaser without first obtaining the prior written approval of the Seller, except that Purchaser may assign this Contract to one or more entities so long as (a) Purchaser is an affiliate of the purchasing entity(ies), (b) Purchaser is not released from its liability hereunder, (c) Purchaser provides written notice to Seller of any proposed assignment no later than 10 days prior to the Closing Date, and (d) Seller consents thereto (which consent shall not be unreasonably withheld or delayed). As used herein, an affiliate is a person or entity controlled by, under common control with, or controlling another person or entity.
13.4 Binding Effect. Subject to Section 13.3, this Contract shall be binding upon and inure to the benefit of Seller and Purchaser, and their respective successors, heirs and permitted assigns.
13.5 Captions. The captions, headings, and arrangements used in this Contract are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof.
13.6 Number And Gender Of Words. Whenever herein the singular number is used, the same shall include the plural where appropriate, and words of any gender shall include each other gender where appropriate.
13.7 Notices. All notices, demands, requests and other communications required or permitted hereunder shall be in writing, and shall be (a) personally delivered with a written receipt of delivery; (b) sent by a nationally recognized overnight delivery service requiring a written acknowledgement of receipt or providing a certification of delivery or attempted delivery; (c) sent by certified or registered mail, return receipt requested, or (d) sent by confirmed facsimile transmission with an original copy thereof transmitted to the recipient by one of the means described in subsections (a) through (c) no later than 3 Business Days thereafter. All notices shall be deemed effective when actually delivered as documented in a delivery receipt; provided, however, that if the notice was sent by overnight courier or mail as aforesaid and is affirmatively refused or cannot be delivered during customary business hours by reason of the absence of a signatory to acknowledge receipt, or by reason of a change of address with respect to which the addressor did not have either knowledge or written notice delivered in accordance with this paragraph, then the first attempted delivery shall be deemed to constitute delivery. Each party shall be entitled to change its address for notices from time to time by delivering to the other party notice thereof in the manner herein provided for the delivery of notices. All notices shall be sent to the addressee at its address set forth following its name below:

            To Purchaser:

            The Meadow Wood Investors, LLC
            c/o Rocky Mountain Development Group, Inc.
            1119 Kent Street, Suite D
            Missoula, Montana  59801
            Attention:  Rick Wishcamper
            Telephone:  406-728-3040
            Facsimile:  775-383-9256

            and a copy to:

            Garlington, Lohn & Robinson, PLLP
            199 W. Pine
            Box 7909
            Missoula, Montana  59807
            Attention:  Alan F. McCormick, Esq.
            Telephone:  406-523-2518
            Facsimile:  406-523-2595

            To Seller:

            c/o AIMCO
            4582 South Ulster Street Parkway
            Suite 1100
            Denver, Colorado  80237
            Attention:  Patrick Slavin
            Telephone:  303-691-4340
            Facsimile:  303-300-3282

            And:

            c/o AIMCO
            4582 South Ulster Street Parkway
            Suite 1100
            Denver, Colorado  80237
            Attention:  Mr. Harry Alcock
            Telephone:  303-691-4344
            Facsimile:  303-300-3282

            with copy to:

            Chad Asarch, Esq.
            Vice President and Assistant General Counsel
            AIMCO
            4582 South Ulster Street Parkway
            Suite 1100
            Denver, Colorado  80237
            Telephone:  303-691-4303
            Facsimile:  303-300-3260

            and a copy to:

            Loeb & Loeb LLP
            10100 Santa Monica Boulevard, Suite 2200
            Los Angeles, California  90067-4164
            Attention:  Karen N. Higgins, Esq. and Loretta Thompson
            Telephone:  310-282-2345
            Facsimile:   310-919-3578

      Any notice required hereunder to be delivered to the Escrow Agent shall be delivered in accordance with above provisions as follows:

            First American Title Insurance
            1 First American Way, Bldg 1
            Santa Ana, CA 92707
            Attention:  Carol L. Weir, Escrow Officer
            Telephone:  800-854-3643

Unless specifically required to be delivered to the Escrow Agent pursuant to the terms of this Contract, no notice hereunder must be delivered to the Escrow Agent in order to be effective so long as it is delivered to the other party in accordance with the above provisions. 13.8 Governing Law And Venue. The laws of the State of Oregon shall govern the validity, construction, enforcement, and interpretation of this Contract, unless otherwise specified herein except for the conflict of laws provisions thereof. Subject to Section 13.25, all claims, disputes and other matters in question arising out of or relating to this Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in a court of competent jurisdiction in the state in which the Property is situated, and the parties hereto expressly consent to the venue and jurisdiction of such court.
13.9 Entire Agreement. This Contract embodies the entire Contract between the parties hereto concerning the subject matter hereof and supersedes all prior conversations, proposals, negotiations, understandings and Contracts, whether written or oral.
13.10 Amendments. This Contract shall not be amended, altered, changed, modified, supplemented or rescinded in any manner except by a written contract executed by all of the parties; provided, however, that, (a) as provided in
 Section 2.3.5 above, the signature of the Escrow Agent shall not be required as to any amendment of this Contract other than an amendment of Section 2.3, and
 (b) as provided in Section 9.3 above, the signature of the Broker shall not be required as to any amendment of this Contract.
13.11 Severability. In the event that any part of this Contract shall be held to be invalid or unenforceable by a court of competent jurisdiction, such provision shall be reformed, and enforced to the maximum extent permitted by law. If such provision cannot be reformed, it shall be severed from this Contract and the remaining portions of this Contract shall be valid and enforceable.
13.12 Multiple Counterparts/Facsimile Signatures. This Contract may be executed in a number of identical counterparts. This Contract may be executed by facsimile signatures which shall be binding on the parties hereto, with original signatures to be delivered as soon as reasonably practical thereafter.
13.13 Construction. No provision of this Contract shall be construed in favor of, or against, any particular party by reason of any presumption with respect to the drafting of this Contract; both parties, being represented by counsel, having fully participated in the negotiation of this instrument.
13.14 Confidentiality. Purchaser shall not disclose the terms and conditions contained in this Contract and shall keep the same confidential, provided that Purchaser may disclose the terms and conditions of this Contract (a) as required by law, (b) to consummate the terms of this Contract, or any financing relating thereto, or (c) to Purchaser's or Seller's lenders, attorneys and accountants. Any information and Materials provided by Seller to Purchaser hereunder are confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives, without Seller's prior written authorization, which may be granted or denied in Seller's sole discretion. Notwithstanding the provisions of Section 13.9, Purchaser agrees that the covenants, restrictions and agreements of Purchaser contained in any confidentiality agreement executed by Purchaser prior to the Effective Date shall survive the execution of this Contract and shall not be superceded hereby.
13.15 Time Of The Essence. It is expressly agreed by the parties hereto that time is of the essence with respect to this Contract.
13.16 Waiver. No delay or omission to exercise any right or power accruing upon any default, omission, or failure of performance hereunder shall impair any right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. No waiver, amendment, release, or modification of this Contract shall be established by conduct, custom, or course of dealing and all waivers must be in writing and signed by the waiving party.
13.17 Attorneys Fees. In the event either party hereto commences litigation or arbitration against the other to enforce its rights hereunder, the substantially prevailing party in such litigation shall be entitled to recover from the other party its reasonable attorneys' fees and expenses incidental to such litigation and arbitration, including the cost of in-house counsel and any appeals, including the cost of in-house counsel, and whether incurred on appeal or in connection with any petition for review or bankruptcy proceeding.
13.18 Time Periods. Should the last day of a time period fall on a weekend or legal holiday, the next Business Day thereafter shall be considered the end of the time period.
13.19 1031 Exchange. Seller and Purchaser acknowledge and agree that the purchase and sale of the Property may be part of a tax-free exchange under
 Section 1031 of the Code for either Purchaser or Seller. Each party hereby agrees to take all reasonable steps on or before the Closing Date to facilitate such exchange if requested by the other party, provided that (a) no party making such accommodation shall be required to acquire any substitute property,
 (b) such exchange shall not affect the representations, warranties, liabilities and obligations of the parties to each other under this Contract, (c) no party making such accommodation shall incur any additional cost, expense or liability in connection with such exchange (other than expenses of reviewing and executing documents required in connection with such exchange), and (d) no dates in this Contract will be extended as a result thereof. Notwithstanding anything to the contrary contained in the foregoing, if Seller so elects to close the transfer of the Property as an exchange, then (i) Seller, at its sole option, may delegate its obligations to transfer the Property under this Contract, and may assign its rights to receive the Purchase Price from Purchaser, to a deferred exchange intermediary (an "Intermediary") or to an exchange accommodation titleholder, as the case may be; (ii) such delegation and assignment shall in no way reduce, modify or otherwise affect the obligations of Seller pursuant to this Contract; (iii) Seller shall remain fully liable for its obligations under this Contract as if such delegation and assignment shall not have taken place; (iv) Intermediary or exchange accommodation titleholder, as the case may be, shall have no liability to Purchaser; and (v) the closing of the transfer of the Property to Purchaser shall be undertaken by direct deed from Seller (or, if applicable, from other affiliates of Seller whom Seller will cause to execute such deeds) to Purchaser or to exchange accommodation titleholder, as the case may be. Notwithstanding anything to the contrary contained in the foregoing, if Purchaser so elects to close the acquisition of the Property as an exchange, then (i) Purchaser, at its sole option, may delegate its obligations to acquire the Property under this Contract, and may assign its rights to receive the Property from Seller, to an Intermediary or to an exchange accommodation titleholder, as the case may be; (ii) such delegation and assignment shall in no way reduce, modify or otherwise affect the obligations of Purchaser pursuant to this Contract; (iii) Purchaser shall remain fully liable for its obligations under this Contract as if such delegation and assignment shall not have taken place; (iv) Intermediary or exchange accommodation titleholder, as the case may be, shall have no liability to Seller; and (v) the closing of the acquisition of the Property by Purchaser or the exchange accommodation titleholder, as the case may be, shall be undertaken by direct deed from Seller (or, if applicable, from other affiliates of Seller whom Seller will cause to execute such deeds) to Purchaser (or to exchange accommodation titleholder, as the case may be). Notwithstanding anything in this Section 13.19 to the contrary, Seller shall have the right to extend the Closing Date (as extended pursuant to the second or third sentences of Section 5.1) for up to 30 days in order to facilitate a tax free exchange pursuant to this Section 13.19, and to obtain all documentation in connection therewith.
13.20 No Personal Liability of Officers, Trustees or Directors of Seller's Partners. Purchaser acknowledges that this Contract is entered into by Seller which is a Missouri limited partnership, and Purchaser agrees that none of Seller's Indemnified Parties shall have any personal liability under this Contract or any document executed in connection with the transactions contemplated by this Contract.
13.21 No Exclusive Negotiations. Seller shall have the right, at all times prior to the expiration of the Feasibility Period, to solicit backup offers and enter into discussions, negotiations, or any other communications concerning or related to the sale of the Property with any third-party; provided, however, that such communications are subject to the terms of this Contract, and that Seller shall not enter into any contract or binding Contract with a third-party for the sale of the Property unless such Contract is contingent on the termination of this Contract without the Property having been conveyed to Purchaser.
13.22 ADA Disclosure. Purchaser acknowledges that the Property may be subject to the federal Americans With Disabilities Act (the "ADA") and the federal Fair Housing Act (the "FHA"). The ADA requires, among other matters, that tenants and/or owners of "public accommodations" remove barriers in order to make the Property accessible to disabled persons and provide auxiliary aids and services for hearing, vision or speech impaired persons. Seller makes no warranty, representation or guarantee of any type or kind with respect to the Property's compliance with the ADA or the FHA (or any similar state or local law), and Seller expressly disclaims any such representation.
13.23 No Recording. Purchaser shall not cause or allow this Contract or any contract or other document related hereto, nor any memorandum or other evidence hereof, to be recorded or become a public record without Seller's prior written consent, which consent may be withheld at Seller's sole discretion. If the Purchaser records this Contract or any other memorandum or evidence thereof, Purchaser shall be in default of its obligations under this Contract. Purchaser hereby appoints the Seller as Purchaser's attorney-in-fact to prepare and record any documents necessary to effect the nullification and release of the Contract or other memorandum or evidence thereof from the public records. This appointment shall be coupled with an interest and irrevocable.
13.24 Relationship of Parties. Purchaser and Seller acknowledge and agree that the relationship established between the parties pursuant to this Contract is only that of a seller and a purchaser of property. Neither Purchaser nor Seller is, nor shall either hold itself out to be, the agent, employee, joint venturer or partner of the other party.
13.25 Dispute Resolution. Any controversy, dispute, or claim of any nature arising out of, in connection with, or in relation to the interpretation, performance, enforcement or breach of this Contract (and any closing document executed in connection herewith), including any claim based on contract, tort or statute, shall be resolved at the written request of any party to this Contract by binding arbitration. The arbitration shall be administered in accordance with the then current Commercial Arbitration Rules of the American Arbitration Association. Any matter to be settled by arbitration shall be submitted to the American Arbitration Association in the state in which the Property is located. The parties shall attempt to designate one arbitrator from the American Arbitration Association. If they are unable to do so within 30 days after written demand therefor, then the American Arbitration Association shall designate an arbitrator. The arbitration shall be final and binding, and enforceable in any court of competent jurisdiction. The arbitrator shall award attorneys' fees (including those of in-house counsel) and costs to the substantially prevailing party and charge the cost of arbitration to the party which is not the substantially prevailing party. Notwithstanding anything herein to the contrary, this Section 13.25 shall not prevent Purchaser or Seller from seeking and obtaining equitable relief on a temporary or permanent basis, including, without limitation, a temporary restraining order, a preliminary or permanent injunction or similar equitable relief, from a court of competent jurisdiction located in the state in which the Property is located (to which all parties hereto consent to venue and jurisdiction) by instituting a legal action or other court proceeding in order to protect or enforce the rights of such party under this Contract or to prevent irreparable harm and injury. The court's jurisdiction over any such equitable matter, however, shall be expressly limited only to the temporary, preliminary, or permanent equitable relief sought; all other claims initiated under this Contract between the parties hereto shall be determined through final and binding arbitration in accordance with this Section 13.25.
13.26 AIMCO Marks. Purchaser agrees that Seller, the Property Manager or AIMCO, or their respective affiliates, are the sole owners of all right, title and interest in and to the AIMCO Marks (or have the right to use such AIMCO Marks pursuant to license agreements with third parties) and that no right, title or interest in or to the AIMCO Marks is granted, transferred, assigned or conveyed as a result of this Contract. Purchaser further agrees that Purchaser will not use the AIMCO Marks for any purpose.
13.27 Non-Solicitation of Employees. Purchaser acknowledges and agrees that, without the express written consent of Seller, neither Purchaser nor any of Purchaser's employees, affiliates or agents shall solicit any of Seller's employees or any employees located at the Property (or any of Seller's affiliates' employees located at any property owned by such affiliates) for potential employment.
13.28 Survival. Except for (a) all of the provisions of this Article 13 (other than Section 13.19 and 13.21), and (b) any provision of this Contract which expressly states -that it shall so survive, and (c) any payment obligation of Purchaser under this Contract (the foregoing (a), (b) and (c) referred to herein as the "Survival Provisions"), none of the terms and provisions of this Contract shall survive the termination of this Contract, and, if the Contract is not so terminated, all of the terms and provisions of this Contract (other than the Survival Provisions) shall be merged into the Closing documents and shall not survive Closing.
13.29 Multiple Purchasers. As used in this Contract, the term "Purchaser' means all entities acquiring any interest in the Property at the Closing, including, without limitation, any assignee(s) of the original Purchaser pursuant to
 Section 13.3 of this Contract. In the event that "Purchaser" has any obligations or makes any covenants, representations or warranties under this Contract, the same shall be made jointly and severally by all entities being a Purchaser hereunder. In the event that Seller receives notice from any entity being a Purchaser hereunder, the same shall be deemed to constitute notice from all entities being a Purchaser hereunder. In the event that any entity being a Purchaser hereunder takes any action, breaches any obligation or otherwise acts pursuant to the terms of this Contract, the same shall be deemed to be the action of the other entity(ies) being a Purchaser hereunder and the action of "Purchaser" under this Contract. In the event that Seller is required to give notice or take action with respect to Purchaser under this Contract, notice to any entity being a Purchaser hereunder or action with respect to any entity being a Purchaser hereunder shall be a notice or action to all entities being a Purchaser hereunder. In the event that any entity being a Purchaser hereunder desires to bring an action or arbitration against Seller, such action must be joined by all entities being a Purchaser hereunder in order to be effective. In the event that there is any agreement by Seller to pay any amount pursuant to this Contract to Purchaser under any circumstance, that amount shall be deemed maximum aggregate amount to be paid to all parties being a Purchaser hereunder and not an amount that can be paid to each party being a Purchaser hereunder. In the event that Seller is required to return the Deposit or other amount to Purchaser, Seller shall return the same to any entity being a Purchaser hereunder and, upon such return, shall have no further liability to any other entity being a Purchaser hereunder for such amount. The foregoing provisions also shall apply to any documents, including, without limitation, the General Assignment and Assumption and the Assignment and Assumption of Leases and Security Deposits, executed in connection with this Contract and the transaction(s) contemplated hereby.
13.30 Statutory Land Use Disclaimer. THE PROPERTY DESCRIBED IN THIS INSTRUMENT MAY NOT BE WITHIN A FIRE PROTECTION DISTRICT PROTECTING STRUCTURES. THE PROPERTY IS SUBJECT TO LAND USE LAWS AND REGULATIONS, WHICH, IN FARM AND FOREST ZONES, MAY NOT AUTHORIZE CONSTRUCTION OR SITING OF A RESIDENCE AND WHICH LIMIT LAWSUITS AGAINST FARMING OR FOREST PRACTICES AS DEFINED IN ORS 30.930 IN ALL ZONES. BEFORE SIGNING OR ACCEPTING THIS INSTRUMENT, THE PERSON ACQUIRING FEE TITLE TO THE PROPERTY SHOULD CHECK WITH THE APPROPRIATE CITY OR COUNTY PLANNING DEPARTMENT TO VERIFY APPROVED USES AND THE EXISTENCE OF FIRE PROTECTION FOR STRUCTURES."

                 [Remainder of Page Intentionally Left Blank]

      NOW, THEREFORE, the parties hereto have executed this Contract as of the date first set forth above.

                              Seller:

                              UNITED INVESTORS INCOME PROPERTIES,
                              a Missouri limited partnership

                              By:   United Investors Real Estate, Inc.,
                                    a Delaware corporation,
                                    its sole general partner
                                    By: /s/Patrick F. Slavin
                                    Name: Patrick F. Slavin
                                    Title: Senior Vice President

                              Purchaser:

                              THE MEADOW WOOD INVESTORS, LLC,
                              an Oregon limited liability company

                              By:    /s/Nathaniel M. Pulsifer
                              Name:  Nathaniel M. Pulsifer
                              Title: Manager


                              By:    /s/Richard Wisheamper
                              Name:  Richard Wisheamper
                              Title: President RMDC, Inc. as Manager

                              Purchaser's Tax Identification Number/Social
                                Security Number:

                              20-2761666

                           ESCROW AGENT SIGNATURE PAGE

      The undersigned executes the Contract to which this signature page is attached for the purpose of agreeing to the provisions of Section 2.3 of the Contract, and hereby establishes May 9, 2005 as the date of opening of escrow and designates NCS 87579 SAI as the escrow number assigned to this escrow.

                                    ESCROW AGENT:

                                    FIRST AMERICAN TITLE INSURANCE COMPANY


                                    By:    /s/Carol L. Weir
                                    Name:  Carol L. Weir
                                    Title: Senior Escrow Officer

                              BROKER SIGNATURE PAGE

      The undersigned Broker hereby executes this Broker Signature Page solely to confirm the following: (a) Broker represents only the Seller in the transaction described in the Contract to which this signature page is attached,
(b) Broker acknowledges that the only compensation due to Broker in connection with the Closing of the transaction described in the Contract to which this signature page is attached is as set forth in a separate agreement between Seller and Broker at the Closing, and (c) Broker represents and warrants to Seller that Broker and its affiliates has not and will not receive any compensation (cash or otherwise) from or on behalf of Purchaser or any affiliate thereof in connection with the transaction, and do not, and will not at the Closing, have any direct or indirect legal, beneficial, economic or voting interest in Purchaser (or in an assignee of Purchaser, which pursuant to Section
13.3 of the Contract, acquires the Property at the Closing) nor has Purchaser granted (as of the Effective Date or the Closing Date) the Broker or any of its affiliates any right or option to acquire any direct or indirect legal, beneficial, economic or voting interest in Purchaser.

                              BROKER:

                              PACIFIC REAL ESTATE INVESTMENTS LLC,
                              an Oregon limited liability company


                              By:    /s/John A. Kennedy
                              Name:  John A. Kennedy
                              Title: President


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

Date:  May 13, 2005

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

Date:  May 13, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of United Investors Income Properties (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 13, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.