Form 10QSB
period 2005-06-30
UNITED INVESTORS INCOME PROPERTIES
filed 2005-08-12
CIK 830056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                       UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2005

Assets
   Cash and cash equivalents                                                 $ 228
   Receivables and deposits                                                      38
   Other assets                                                                  94
   Assets held for sale (Note A)                                              2,187
   Investment properties:
       Land                                                   $ 1,020
       Buildings and related personal property                  6,624
                                                                7,644
       Less accumulated depreciation                           (3,645)        3,999
                                                                            $ 6,546
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 38
   Tenant security deposit liabilities                                           19
   Accrued property taxes                                                        23
   Other liabilities                                                             52
   Liabilities related to assets held for sale (Note A)                          33

Partners' (Deficiency) Capital
   General partner                                             $ (67)
   Limited partners (61,063 units issued and
      outstanding)                                              6,448         6,381
                                                                            $ 6,546

                See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                          Three Months Ended         Six Months Ended
                                               June 30,                  June 30,
                                           2005         2004        2005          2004
                                                     (Restated)                (Restated)
Revenues
  Rental income                           $ 258        $ 239       $ 506         $ 472
  Other income                                29           22          52            46
         Total revenues                      287          261         558           518

Expenses:
  Operating                                  155          121         265           250
  General and administrative                  16           38          47            71
  Depreciation                                65           67         129           134
  Property taxes                              29           24          52            49
         Total expenses                      265          250         493           504

Income from continuing operations             22           11          65            14
Income from discontinued
  operations                                  80           44         118            92

 Net income                               $ 102        $ 55        $ 183         $ 106

Net income allocated to general
  Partner (1%)                             $ 1          $ 1         $ 2           $ 1
Net income allocated to limited
  Partners (99%)                             101           54         181           105

                                          $ 102        $ 55        $ 183         $ 106

Per limited partnership unit:
 Income from continuing operations        $ .35        $ .18       $ 1.04        $ .23
 Income from discontinued operations        1.30          .72        1.92          1.49

Net income per limited partnership
  unit                                    $ 1.65       $ .90       $ 2.96       $ 1.72

Distributions per limited
  partnership unit                        $ 3.24      $ 7.86       $ 6.16       $ 7.86

                See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

            STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        61,063       $ --       $15,266      $15,266

Partners' (deficiency) capital
   at December 31, 2004               61,063      $ (65)      $ 6,643      $ 6,578

Distributions to partners                 --          (4)        (376)        (380)

Net income for the six months
   ended June 30, 2005                    --           2          181          183

Partners' (deficiency) capital
   at June 30, 2005                   61,063      $ (67)      $ 6,448      $ 6,381

                See Accompanying Notes to Financial Statements



                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Six Months Ended
                                                                        June 30,
                                                                   2005         2004
Cash flows from operating activities:
  Net income                                                      $ 183        $ 106
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                    174          210
     Change in accounts
      Receivables and deposits                                       (11)         (13)
      Other assets                                                   (27)         (10)
      Accounts payable                                               (15)         (11)
      Tenant security deposit liabilities                             --            5
      Accrued property taxes                                          23           26
      Due to affiliates                                               (5)         (23)
      Other liabilities                                               --           27
        Net cash provided by operating activities                    322          317

Cash flows used in investing activities:
  Property improvements and replacements                             (60)         (34)

Cash flows from financing activities:
  Distributions to partners                                         (380)        (485)
  Loan costs incurred                                                (10)          --
        Net cash used in financing activities                       (390)        (485)

Net decrease in cash and cash equivalents                           (128)        (202)

Cash and cash equivalents at beginning of period                     356          509

Cash and cash equivalents at end of period                        $ 228        $ 307

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
    accounts payable                                               $ 24         $ --

                See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner" or "UIRE"), a Delaware corporation and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

The accompanying statements of operations for the three and six months ended June 30, 2004 have been restated as of January 1, 2004 to reflect the operations of Meadow Wood Apartments, which is currently held for sale, as income from discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Partnership had committed to a plan to sell Meadow Wood Apartments as of May 2005 and on July 22, 2005 the property was sold (see Note C
- Subsequent Event). In accordance with SFAS No. 144, the assets and liabilities of Meadow Wood have been classified as held for sale. Included in the income from discontinued operations is net income for Meadow Wood Apartments of approximately $80,000 and $118,000 for the three and six months ended June 30, 2005, respectively, and net income for Meadow Wood Apartments of approximately $44,000 and $92,000 for the three and six months ended June 30, 2004. Included in the income from discontinued operations for the three and six months ended June 30, 2005 are revenues for Meadow Wood Apartments of approximately $172,000 and $330,000, respectively. Included in the income from discontinued operations for the three and six months ended June 30, 2004 are revenues for Meadow Wood Apartments of approximately $167,000 and $325,000, respectively.

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

During the six months ended June 30, 2005 and 2004, affiliates of the General Partner received 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $43,000 and $41,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in operating expenses and income from discontinued operations.

An affiliate of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $40,000 and $45,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and a cumulative distribution equal to an 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At June 30, 2005, the limited partners had not received their return. During the six months ended June 30, 2005, the General Partner determined that the limited partners would not receive both their adjusted capital investment and applicable return with future property sales or financings. Therefore, the General Partner reversed the real estate commission previously accrued associated with the 1999 sale of Peachtree Corners Medical Building.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $24,000 for both periods for insurance coverage and fees associated with policy claims administration.

Note C - Subsequent Events

On July 22, 2005, the Partnership sold Meadow Wood Apartments to a third party for a gross sales price of $5,075,000. The net proceeds realized by the Partnership were approximately $4,941,000 after payment of closing costs of approximately $134,000. The Partnership expects to recognize a gain of approximately $2,666,000 during the third quarter of 2005 as a result of the sale.

Subsequent to June 30, 2005, the Partnership distributed approximately $4,843,000 to the partners (approximately $4,794,000 to the limited partners or $78.51 per limited partnership unit) from proceeds from the sale of Meadow Wood Apartments.

Note D - Contingencies

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment properties consist of three apartment complexes, one of which, Meadow Wood Apartments, was sold on July 22, 2005. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Bronson Place Apartments                      88%        89%
         Mountlake Terrace, Washington
      Meadow Wood Apartments                        84%        86%
         Medford, Oregon
      Defoors Crossing Apartments (1)               94%        87%
         Atlanta, Georgia

(1) The General Partner attributes the increase in average occupancy at Defoors Crossing Apartments to strong resident relations and customer service, improved marketing to potential quality residents, and leasing incentives.

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

Results of Operations

The Partnership realized net income of approximately $102,000 and $183,000 for the three and six months ended June 30, 2005, respectively, compared to net income of approximately $55,000 and $106,000 for the three and six months ended June 30, 2004, respectively. The increase in net income for the three months ended June 30, 2005 is due to an increase in total revenues from continuing operations and an increase in income from discontinued operations partially offset by an increase in total expenses from continuing operations. The increase in net income for the six months ended June 30, 2005 is due to an increase in total revenues from continuing operations, an increase in income from discontinued operations and a decrease in total expenses from continuing operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" the
accompanying statements of operations for the three and six months ended June 30, 2004 have been restated as of January 1, 2004 to reflect the operations of Meadow Wood Apartments, which is currently held for sale, as income from discontinued operations. On July 22, 2005, the Partnership sold Meadow Wood Apartments to a third party for a gross sales price of $5,075,000. The net proceeds realized by the Partnership were approximately $4,941,000 after payment of closing costs of approximately $134,000. The Partnership expects to recognize a gain of approximately $2,666,000 during the third quarter of 2005 as a result of the sale.

The Partnership recognized income from discontinued operations of approximately $80,000 and $118,000 for the three and six months ended June 30, 2005, respectively. The Partnership recognized income from discontinued operations of approximately $44,000 and $92,000 for the three and six months ended June 30, 2004, respectively. Included in the income from discontinued operations for the three and six months ended June 30, 2005 are revenues for Meadow Wood Apartments of approximately $172,000 and $330,000, respectively. Included in the income from discontinued operations for the three and six months ended June 30, 2004 are revenues for Meadow Wood Apartments of approximately $167,000 and $325,000, respectively. The increase in income from discontinued operations for the comparable periods is due to an increase in other income and a decrease in depreciation expense since May 1, 2005 when the assets were classified as held for sale.

The Partnership's income from continuing operations for the six months ended June 30, 2005 and 2004 was approximately $65,000 and $14,000, respectively. The increase in income from continuing operations is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to an increase in rental and other income. Rental income increased due to an increase in occupancy at DeFoors Crossing Apartments and an increase in the average rental rate at Bronson Place Apartments. Other income increased due to an increase in resident utility reimbursements at DeFoors Crossing Apartments.

Total expenses decreased for the six months ended June 30, 2005 due to a decrease in general and administrative expense partially offset by an increase in operating expenses. Property taxes and depreciation expenses remained relatively constant during the comparable periods. Operating expenses increased due to increases in property and administrative expenses offset slightly by a decrease in advertising expense. Property expenses increased due to increases in salaries and related employee benefits at both Bronson Place Apartments and Defoors Crossing Apartments. Administrative expenses increased due to an increase in telephone sales at Bronson Place Apartments and DeFoors Crossing Apartments. The decrease in advertising expense was due to a decrease in periodical advertising at DeFoors Crossing Apartments.

The Partnership's income from continuing operations for the three months ended June 30, 2005 and 2004 was approximately $22,000 and $11,000, respectively. The increase in income from continuing operations is due to an increase in total revenues partially offset by an increase in total expenses. Total revenues increased for the three months ended June 30, 2005 due to an increase in rental and other income as discussed above.

Total expenses increased for the three months ended June 30, 2005 due to an increase in operating expenses as discussed above partially offset by a decrease in general and administrative expense. Depreciation and property tax expenses remained relatively constant for the comparable periods.

General and administrative expenses decreased for the three and six months ended June 30, 2005 due to the reversal of the real estate commission owed to the General Partner and previously accrued in association with the 1999 sale of the Peachtree Corners Medical Building. During the period ended June 30, 2005, the General Partner determined that the limited partners will not receive their adjusted capital investment and applicable return with future sales or financings and accordingly, reversed the previous accrual of $21,000.

Included in general and administrative expenses are the accountable reimbursements charged by an affiliate of the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both June 30, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $228,000 compared to approximately $307,000 at June 30, 2004. Cash and cash equivalents decreased by approximately $128,000 since December 31, 2004, due to approximately $390,000 and $60,000 of cash used in financing and investing activities, respectively, which was partially offset by approximately $322,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to the partners and loan costs incurred related to anticipated financing to be obtained on Bronson Place Apartments during the fourth quarter of 2005. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Bronson Place

During the six months ended June 30, 2005, the Partnership completed approximately $31,000 of capital improvements at Bronson Place Apartments consisting primarily of floor covering and appliance replacements, cabinet and structural upgrades, ground lighting, office computers and plumbing fixtures. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2005. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Meadow Wood

During the six months ended June 30, 2005, the Partnership completed approximately $20,000 of capital improvements at Meadow Wood Apartments consisting primarily of floor covering and appliance replacements, and an office computer. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2005. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

DeFoors Crossing

During the six months ended June 30, 2005, the Partnership completed approximately $33,000 of capital improvements at DeFoors Crossing Apartments consisting primarily of floor covering and appliance replacements, and major landscaping. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2005. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership distributed the following amounts during the six months ended June 30, 2005 and 2004 (in thousands, except per unit data):

                    Six Months       Per Limited       Six Months        Per Limited
                      Ended          Partnership         Ended           Partnership
                  June 30, 2005         Unit         June 30, 2004          Unit

Operations            $ 380            $ 6.16            $ 485             $ 7.86

Future cash distributions will depend on the levels of net cash generated from operations, property sales and/or financings. The Partnership's cash available for distribution is reviewed on a monthly basis. Subsequent to June 30, 2005, the Partnership distributed approximately $4,843,000 to the partners (approximately $4,794,000 to the limited partners or $78.51 per limited partnership unit) from proceeds from the sale of Meadow Wood Apartments. There can be no assurance, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any additional operating distributions to its partners during the remainder of 2005 or subsequent periods.

Other

On February 27, 2004, IPT, a subsidiary of AIMCO, reacquired from Everest all of the capital stock of the General Partner. In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,490 limited partnership units (the "Units") in the Partnership representing 40.11% of the outstanding units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.11% of the outstanding Units at June 30, 2005, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

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



                                    UNITED INVESTORS INCOME PROPERTIES


                                    By:   United Investors Real Estate, Inc.
                                          Its General Partner

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President

                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President

                                    Date: August 12, 2005

                                INDEX TO EXHIBITS


Exhibit


         1 Form of Dealer Manager Agreement between the General Partner and the Dealer Manager, including Form of Soliciting Broker Agreement; incorporated by reference to Exhibit 1 to Partnership's Amendment to Registration Statement (File No. 33-20350) filed on May 2, 1988.

       1.1 Amendment to Dealer Manager Agreement; incorporated by reference to Exhibit 1.1 to Post-Effective Amendment No. 2 to Partnership's Registration Statement filed on March 21, 1989.

       4.1 Form of Subscription Agreement; incorporated by reference as part of the Prospectus of Partnership contained in Partnership's Amendment to Registration Statement filed on May 2, 1988.

       4.2        Form of  Agreement  of  Limited  Partnership  of  Partnership;
                  incorporated  by  reference  as  part  of  the  Prospectus  of
                  Partnership contained in Partnership's Amendment to Registration Statement filed on May 2, 1988.

       4.3 Tenth Amendment to Agreement of Limited Partnership of Partnership; incorporated by reference to Exhibit 4.3 to Partnership's Quarterly Report on Form 10-Q filed on May 15, 1989.

       4.4 Certificate of Limited Partnership (Exhibit 3 to Partnership's Form 8-K filed on April 29, 1991, is incorporated herein by reference).

       4.5 Amendment to Agreement of Limited Partnership effective March 28, 2005; incorporated by reference to Exhibit 4.5 to Partnership's Quarterly Report on Form 10-Q filed on May 13, 2005.

      10.2 Agreement of Purchase and Sale, dated June 22, 1988, between United Investors Real Estate, Inc., as nominee for United Investors Income Properties, as purchaser, and Nilsen/Bay Ridge Development, Inc. and MBIV Development, as seller, relating to Bronson Place Apartments; incorporated by reference to Exhibit 10.1 to Partnership's Quarterly Report on Form 10-Q filed on August 11, 1988.

      10.3 Agreement of Purchase and Sale, dated October 20, 1988, between United Investors Real Estate, Inc., as purchaser, and Defoors Crossing Associates, Ltd., as seller, relating to Defoors Crossing Apartments, and amendments thereto; incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No.1 to Partnership's Registration Statement filed on February 1, 1989.

      10.4        Agreement of Purchase and Sale,  dated June 29, 1989,  between
                  United Investors Real Estate, Inc., as purchaser and CMW Properties, as seller, relating to Meadow Wood Apartments, and amendments thereto; incorporated by reference to Exhibit 10.4 to Partnership's Current Report on Form 8-K filed on October 17, 1989.

      10.8 Stock Purchase Agreement dated December 4, 1992, showing the purchase of 100% of the outstanding stock of United Investors Real Estate, Inc. by MAE GP Corporation; incorporated by reference to Exhibit 10.8 to Partnership's Current Report on Form 8-K filed on December 31, 1992.

      10.9 Purchase and Sale Contract between United Investors Income Properties, a Missouri limited partnership, as Seller, and The Meadow Wood Investors, LLC, an Oregon limited liability company, as Purchaser, effective May 10, 2005; incorporated by reference to Exhibit 10.9 to Partnership's Quarterly Report on Form 10-QSB filed on May 13, 2005.

      10.10 Amendment of Purchase and Sale Contract between United Investors Income Properties, a Missouri limited partnership, as Seller, and The Meadow Wood Investors, LLC, a Oregon limited liability company, as Purchaser, effective June 2, 2005 incorporated by reference to Exhibit 10.10 to Partnership's Current Report on Form 8-K filed August 1, 2005.

      10.11       Second  Amendment  of  Purchase  and Sale  Contract  between
                  United Investors Income Properties, a Missouri limited partnership, as Seller, and The Meadow Wood Investors, LLC, a Oregon limited liability company, as Purchaser, effective June 30, 2005 incorporated by reference to Exhibit 10.11 to Partnership's Current Report on Form 8-K filed August 1, 2005.

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

      32.1 Certification of the equivalent of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  August 12, 2005
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of United  Investors
                                    Real  Estate,  Inc.,   equivalent  of  the
                                    chief executive officer of the Partnership

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

Date:  August 12, 2005
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice  President of United  Investors  Real
                                    Estate,  Inc.,  equivalent  of  the  chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of United Investors Income Properties (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.