Form 10QSB
period 2005-09-30
UNITED INVESTORS INCOME PROPERTIES
filed 2005-11-14
CIK 830056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                       UNITED INVESTORS INCOME PROPERTIES

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005



Assets
   Cash and cash equivalents                                                 $ 210
   Receivables and deposits                                                      44
   Other assets                                                                 105
   Investment properties:
       Land                                                  $ 1,020
       Buildings and related personal property                 6,715
                                                               7,735
       Less accumulated depreciation                          (3,711)         4,024
                                                                            $ 4,383
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $   94
   Tenant security deposit liabilities                                           20
   Accrued property taxes                                                        13
   Other liabilities                                                             53

Partners' (Deficiency) Capital
   General partner                                             $ (22)
   Limited partners (61,063 units issued and
      outstanding)                                             4,225          4,203
                                                                            $ 4,383

                See Accompanying Notes to Financial Statements


                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                         Three Months Ended         Nine Months Ended
                                            September 30,             September 30,
                                         2005          2004          2005        2004
                                                    (Restated)                (Restated)
Revenues:
  Rental income                          $ 246         $ 260        $ 752        $ 732
  Other income                               30            23           82           69
     Total revenues                         276           283          834          801

Expenses:
  Operating                                 169           150          434          400
  General and administrative                 39            41           86          112
  Depreciation                               67            66          196          200
  Property taxes                             15            24           67           73
     Total expenses                         290           281          783          785

(Loss) income from continuing
   Operations                               (14)            2           51           16
Income from discontinued
  Operations (Note A)                        12            49          130          141
Gain on sale of discontinued
  operations (Note C)                     2,666            --        2,666           --

Net income                              $ 2,664        $   51      $ 2,847       $ 157

Net income allocated
  to general partner                     $ 93          $    1      $    95         $  2
Net income allocated
  to limited partners                     2,571            50        2,752          155

                                        $ 2,664        $   51      $ 2,847        $ 157
Per limited partnership unit:
  (Loss) income from continuing
     operations                         $ (.23)        $  .03        $ .82        $ .25
  Income from discontinued
    operations                              .20           .79         2.11         2.29
  Gain on sale of discontinued
    operations                            42.14            --        42.14           --

                                        $ 42.11        $ .82       $ 45.07       $ 2.54
Distributions per limited
  partnership unit                      $ 78.51       $ 1.52        $84.67      $ 9.38

                See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

            STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        61,063       $ --       $15,266      $15,266

Partners' (deficiency) capital
   at December 31, 2004               61,063      $ (65)      $ 6,643      $ 6,578

Distributions to partners                 --         (52)      (5,170)      (5,222)

Net income for the nine months
   ended September 30, 2005               --          95        2,752        2,847

Partners' (deficiency) capital
   at September 30, 2005              61,063      $ (22)      $ 4,225      $ 4,203

                See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                     2005     2004
Cash flows from operating activities:
  Net income                                                       $ 2,847     $ 157
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                     242        313
      Gain on sale of investment property                           (2,666)        --
      Change in accounts:
        Receivables and deposits                                        (4)        (8)
        Other assets                                                   (16)       (23)
        Accounts payable                                               (26)         2
        Tenant security deposit liabilities                              4          4
        Accrued property taxes                                          16         28
        Due to affiliates                                               (5)       (17)
        Other liabilities                                                1         28
          Net cash provided by operating activities                    393        484

Cash flows from investing activities:
  Property improvements and replacements                              (227)       (75)
  Net proceeds from sale of investment property                      4,941         --
          Net cash provided by (used in) investing activities        4,714        (75)

Cash flows from financing activities:
  Loan costs incurred                                                  (31)       (22)
  Distributions to partners                                         (5,222)      (579)
          Net cash used in financing activities                     (5,253)      (601)

Net decrease in cash and cash equivalents                             (146)      (192)
Cash and cash equivalents at beginning of period                       356        509
Cash and cash equivalents at end of period                          $ 210      $ 317

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                                 $ 11       $ --

                See Accompanying Notes to Financial Statements

                       UNITED INVESTORS INCOME PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner" or "UIRE"), a Delaware corporation and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

The accompanying statements of operations for the three and nine months ended September 30, 2005 have been restated as of January 1, 2004 to reflect the operations of Meadow Wood Apartments which sold on July 22, 2005 (see Note C -Disposition of Investment Property), as income from discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Included in income from discontinued operations is net income for Meadow Wood Apartments of approximately $12,000 and $130,000 for the three and nine months ended September 30, 2005, respectively, and net income of approximately $49,000 and $141,000 for the three and nine months ended September 30, 2004, respectively. Included in income from discontinued operations for the three and nine months ended September 30, 2005 are revenues of approximately $42,000 and $372,000, respectively. Included in income from discontinued operations for the three and nine months ended September 30, 2004 were revenues of approximately $186,000 and $511,000, respectively.

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

During the nine months ended September 30, 2005 and 2004, affiliates of the General Partner received 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $58,000 and $63,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses and income from discontinued operations.

An affiliate of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $63,000 and $73,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and a cumulative distribution equal to an 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At September 30, 2005, the limited partners had not received their return. During the nine months ended September 30, 2005, the General Partner determined that the limited partners would not receive both their adjusted capital investment and applicable return with future property sales or financings. Therefore, the General Partner reversed the real estate commission previously accrued associated with the 1999 sale of Peachtree Corners Medical Building.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $24,000 for both periods for insurance coverage and fees associated with policy claims administration.

Note C - Disposition of Investment Property

On July 22, 2005, the Partnership sold Meadow Wood Apartments to a third party for a gross sales price of $5,075,000. The net proceeds realized by the Partnership were approximately $4,941,000 after payment of closing costs of approximately $134,000. The Partnership recognized a gain of approximately $2,666,000 during the three and nine months ended September 30, 2005 as a result of the sale and this amount is included in gain on sale of discontinued operations. The property's operations included income of approximately $12,000 and $130,000 for the three and nine months ended September 30, 2005, respectively, and income of approximately $49,000 and $141,000 for the three and nine months ended September 30, 2004, respectively. Included in the income from discontinued operations for the three and nine months ended September 30, 2005 are revenues of approximately $42,000 and $372,000, respectively. Included in the income from discontinued operations for the three and nine months ended September 30, 2004 were revenues of approximately $186,000 and $511,000, respectively.

The   Partnership   distributed   approximately   $4,842,000   to  the  partners
(approximately $4,794,000 to the limited partners or $78.51 per limited partnership unit) from proceeds from the sale of Meadow Wood Apartments.

Note D - Subsequent Event

On October 21, 2005, the Partnership obtained financing for Bronson Place Apartments with a mortgage loan in the principal amount of approximately $1,912,000. The loan was financed under a permanent credit facility ("Permanent Credit Facility") with Fannie Mae. The Permanent Credit Facility has a maturity of September 16, 2007, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Partnership. The Permanent Credit Facility creates separate loans for each property. The loans under the Permanent Credit Facility are not cross-collateralized or cross-defaulted with the other property loans. The loan on Bronson Place Apartments has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points, which rate is currently 4.95% per annum, and resets monthly. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that the mortgage on Bronson Place Apartments was financed under the Permanent Credit Facility. The loan is prepayable without penalty.

In accordance with the terms of the loan agreement relating to the mortgage, the payment of the mortgage may be accelerated at the option of the lender if an Event of Default, as defined in the loan agreement occurs. Events of Default include, but are not limited to nonpayment of monthly interest and reserve requirements and nonpayment of amounts outstanding on or before the maturity date.

Note E - Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Bronson Place Apartments                      89%        90%
         Mountlake Terrace, Washington
      Defoors Crossing Apartments (1)               95%        90%
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

Results of Operations

The Partnership recognized net income for the three and nine months ended September 30, 2005 of approximately $2,664,000 and $2,847,000, respectively compared to net income of approximately $51,000 and $157,000 for the three and nine months ended September 30, 2004, respectively. The increase in net income for the three months ended September 30, 2005 is due to the recognition of a gain on sale of discontinued operations slightly offset by a decrease in income from discontinued operations and an increase in net loss from continuing operations. The increase in net income for the nine months ended September 30, 2005 is due to the recognition of a gain on sale of discontinued operations and an increase in income from continuing operations slightly offset by a decrease in income from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" the
accompanying statements of operations for the three and nine months ended September 30, 2005 have been restated as of January 1, 2004 to reflect the operations of Meadow Wood Apartments, as income from discontinued operations. On July 22, 2005, the Partnership sold Meadow Wood Apartments to a third party for a gross sales price of $5,075,000. The net proceeds realized by the Partnership were approximately $4,941,000 after payment of closing costs of approximately $134,000. The Partnership recognized a gain of approximately $2,666,000 during the three and nine months ended September 30, 2005 as a result of the sale and this amount is included in gain on sale of discontinued operations. The property's operations included income of approximately $12,000 and $130,000 for the three and nine months ended September 30, 2005, respectively, and income of approximately $49,000 and $141,000 for the three and nine months ended September 30, 2004, respectively. Included in income from discontinued operations for the three and nine months ended September 30, 2005 are revenues of approximately
$42,000 and $372,000, respectively. Included in income from discontinued operations for the three and nine months ended September 30, 2004 were revenues of approximately $186,000 and $511,000, respectively.

The Partnership's income from continuing operations for the nine months ended September 30, 2005 and 2004 was approximately $51,000 and $16,000, respectively. The increase in income from continuing operations for the nine months ended September 30, 2005 is due to an increase in total revenues partially offset by an increase in total expenses. Total revenues increased for the nine months ended September 30, 2005 due to an increase in rental income and other income. Rental income increased due to an increase in occupancy at Defoors Crossing Apartments and an increase in the average rental rate at Bronson Place Apartments. Other income increased due to an increase in resident utility reimbursements and lease cancellation fees at DeFoors Crossing Apartments and an increase in interest income.

The Partnership recognized a loss from continuing operations of approximately $14,000 for the three months ended September 30, 2005 compared to income of approximately $2,000 for the three months ended September 30, 2004. The decrease in income is due to a decrease in total revenues and an increase in total expenses. Total revenues decreased for the three months ended September 30, 2005 due to a decrease in rental income partially offset by an increase in other income. Rental income decreased primarily due to an increase in bad debt expense at Bronson Place Apartments and an increase in concessions at DeFoors Crossing Apartments. Other income increased due to an increase in interest income.

Total expenses for the three and nine months ended September 30, 2005 increased due to an increase in operating expense partially offset by decreases in property tax expense and general and administrative expense for the nine months ended September 30, 2005. Depreciation expense remained relatively constant for the comparable periods. Operating expense increased due to an increase in advertising, property and maintenance expense at DeFoors Crossing Apartments. Advertising expense increased due to an increase in periodical advertising and referral fees at the property in an effort to attract qualified tenants. Property expense increased due to an increase in salaries and related employee benefits. Maintenance expense increased due to an increase in contract services at DeFoors Crossing Apartments. Property tax expense decreased due to a decrease in the assessed value of DeFoors Crossing Apartments by the local taxing authority.

General and administrative expenses decreased for the nine months ended September 30, 2005 due to the reversal of the real estate commission owed to the General Partner and previously accrued in association with the 1999 sale of the Peachtree Corners Medical Building. During the nine month period ended September 30, 2005, the General Partner determined that the limited partners will not receive their adjusted capital investment and applicable return with future sales or financings and accordingly, reversed the previous accrual of $21,000.

Included in general and administrative expenses are the accountable reimbursements charged by an affiliate of the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both September 30, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $210,000 compared to approximately $317,000 at September 30, 2004. Cash and cash equivalents decreased by approximately $146,000 since December 31, 2004, due to approximately $5,253,000 of cash used in financing which was partially offset by approximately $4,714,000 and $393,000 of cash provided by investing and operating activities. Cash used in financing activities consisted of distributions paid to the partners and loan costs incurred related to the anticipated financing to be obtained for Bronson Place Apartments during the fourth quarter of 2005 (see Note D - Subsequent Event). Cash provided by investing activities consisted of net proceeds from the sale of Meadow Wood Apartments slightly offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Bronson Place

During the nine months ended September 30, 2005, the Partnership completed approximately $73,000 of capital improvements at Bronson Place Apartments consisting primarily of floor covering and appliance replacements, cabinet and structural upgrades, ground lighting, office computers and plumbing fixtures. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2005. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

DeFoors Crossing

During the nine months ended September 30, 2005, the Partnership completed approximately $82,000 of capital improvements at DeFoors Crossing Apartments consisting primarily of floor covering and appliance replacements, plumbing and interior lighting upgrades and major landscaping. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2005. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Meadow Wood

The Partnership completed approximately $83,000 of capital improvements at Meadow Wood Apartments consisting primarily of floor covering and appliance replacements and an office computer. The property sold on July 22, 2005.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands, except per unit data):


                   Nine Months       Per Limited      Nine Months        Per Limited
                      Ended          Partnership         Ended           Partnership
                September 30, 2005      Unit       September 30, 2004       Unit

Operations            $ 380            $ 6.16            $ 579             $ 9.38
Sale (1)               4,842            78.51                --                --
                     $ 5,222           $84.67            $ 579             $ 9.38

(1) Proceeds from the sale of Meadow Wood Apartments.

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

Other

On February 27, 2004, IPT, a subsidiary of AIMCO, reacquired from Everest all of the capital stock of the General Partner. In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,490 limited partnership units (the "Units") in the Partnership representing 40.11% of the outstanding units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.11% of the outstanding Units at September 30, 2005, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

                                    Date: November 14, 2005

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

      10.12 Multifamily Note dated October 21, 2005 between United Investors Income Properties, a Missouri Limited Partnership and GMAC Commercial Mortgage Corporation. (1)

      10.13 Guaranty dated October 21, 2005 by AIMCO Properties, L.P. for the benefit of GMAC Commercial Mortgage Corporation. (1)

      10.14 Replacement Reserve and Security Agreement dated October 21, 2005 between United Investors Income Properties, a
                  Missouri Limited Partnership and GMAC Commercial Mortgage Corporation. (1)

      10.15 Assignment of Security Instrument dated October 21, 2005 between GMAC Commercial Mortgage Corporation and Fannie Mae. (1)

      10.16 Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated October 21, 2005 between United Investors Income Properties, a Missouri Limited Partnership and GMAC Commercial Mortgage Corporation. (1)

      10.17 Indemnification Agreement dated October 21, 2005 between United Investors Income Properties, a Missouri Limited Partnership and AIMCO Properties, L.P. in favor of GMAC Commercial Mortgage Corporation. (1)

                     (1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated October 31, 2005, as filed October 27, 2005.

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

Date:  November 14, 2005
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of United  Investors
                                    Real  Estate,  Inc.,   equivalent  of  the
                                    chief executive officer of the Partnership

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

Date:  November 14, 2005
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice  President of United  Investors  Real
                                    Estate,  Inc.,  equivalent  of  the  chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of United Investors Income Properties (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.