Form 10KSB
period 2005-12-31
UNITED INVESTORS INCOME PROPERTIES
filed 2006-03-30
CIK 830056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _________to _________

Commission file number 0-17646

UNITED INVESTORS INCOME PROPERTIES

(Name of small business issuer in its charter)

Missouri	43-1483942
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, P.O. Box 1089

Greenville, South Carolina 29602

(Address of principal executive offices)

(864) 239-1000

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes []  No[X]

State issuer's revenues for its most recent fiscal year.  $1,485,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

United Investors Income Properties (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri on June 23, 1988.  The Partnership is governed by an Agreement of Limited Partnership dated July 27, 1988. United Investors Real Estate, Inc., a Delaware corporation, is the sole general partner ("UIRE" or the "General Partner") of the Partnership. UIRE was originally wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into AIMCO/IPT, Inc. (formerly known as Insignia Properties Trust) ("IPT"), a Delaware corporation and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. On May 1, 2003, Everest Properties, Inc., a California corporation (“Everest”) acquired all of the capital stock of the General Partner. In connection with this transaction, the General Partner and the Partnership entered into a Services Agreement effective May 1, 2003 (the "Services Agreement") with NHP Management Company (“NHP”), an affiliate of AIMCO, whereby NHP agreed to provide portfolio and property management services for the Partnership. The portfolio management services included the services the General Partner of the Partnership generally performs or procures in connection with the management of the Partnership, subject to certain limitations provided for in the Services Agreement. As compensation for providing the portfolio management services and the property management services, the General Partner paid and assigned over to NHP all of the income, distributions, fees, commissions, reimbursements and other payments payable by the Partnership to the General Partner or any of its affiliates. On February 27, 2004, IPT reacquired from Everest all of the capital stock of the General Partner. As of February 27, 2004, the Services Agreement was terminated. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2018 unless terminated prior to such date.

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

The Partnership was engaged in the business of acquiring and operating multifamily residential and commercial real estate properties and other income producing real estate.  The Partnership had acquired three multifamily residential properties, a medical office building, and an interest in a joint venture which owned a medical office building. The medical office building and the joint venture were sold December 30, 1999. One of the multifamily residential properties was sold July 22, 2005. The remaining two properties are residential properties and are further described in "Item 2. Description of Properties".

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

Item 2.

Description of Properties

The following table sets forth the Partnership's investment in properties:

Date of
Property	Purchase	Type of Ownership	Use

Bronson Place Apartments	11/01/88	Fee ownership subject	Apartment
Mountlake Terrace, WA		to first mortgage	70 units

Defoors Crossing Apartments	05/01/89	Fee simple	Apartment
Atlanta, GA			60 units

On July 22, 2005, the Partnership sold Meadow Wood Apartments to a third party for a gross sales price of $5,075,000.  The net proceeds realized by the Partnership were approximately $4,941,000 after payment of closing costs of approximately $134,000. The Partnership recognized a gain of approximately $2,732,000 during the year ended December 31, 2005 as a result of the sale and this amount is included in gain from sale of discontinued operations on the statements of operations included in “Item 7. Financial Statements”.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Bronson Place
Apartments	$ 4,055	$ 2,032	5-40 yrs	S/L	$ 2,125
Defoors
Crossing
Apartments	3,729	1,748	5-40 yrs	S/L	1,950
Totals	$ 7,784	$ 3,780			$ 4,075

See "Note A, Organization and Summary of Significant Accounting Policies" of the financial statements in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering one of the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate (1)	Amortized	Date(2)	Maturity (2)
	(in thousands)

Bronson Place Apartments	$ 1,907	(1)	30 yrs	09/16/07	$ 1,861

On October 21, 2005, the Partnership obtained financing for Bronson Place Apartments with a mortgage loan in the principal amount of approximately $1,912,000. The loan was financed under a permanent credit facility (“Permanent Credit Facility”) with Fannie Mae.  The Permanent Credit Facility has a maturity of September 16, 2007, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Partnership. The Permanent Credit Facility creates separate loans for each property.  The loans under the Permanent Credit Facility are not cross-collateralized or cross-defaulted with the other property loans. The loan encumbering Bronson Place Apartments has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 5.13% at December 31, 2005 and resets monthly. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that the mortgage encumbering Bronson Place Apartments was financed under the Permanent Credit Facility. The loan is prepayable without penalty.  As a condition of making the new mortgage, the lender required an affiliate of the Partnership to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

In accordance with the terms of the loan agreement relating to the mortgage, the payment of the mortgage may be accelerated at the option of the lender if an Event of Default, as defined in the loan agreement occurs. Events of Default include, but are not limited to nonpayment of monthly interest and reserve requirements and nonpayment of amounts outstanding on or before the maturity date.

(1)

Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2005 was 5.13%.

(2)

See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay the loan and other specific details about the loan.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2005 and 2004 for each property:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004
Bronson Place Apartments	$9,360	$9,054	90%	89%
Mountlake Terrace, WA
Defoors Crossing Apartments	7,757	7,916	94%	92%
Atlanta, GA

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the properties of the Partnership are subject to competition from other residential apartment complexes in the localities in which they operate. The General Partner believes that both of the properties are adequately insured. Each residential property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. Both of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and effective rates in 2005 for each property were:

	2005	2005
	Taxes	Rates
	(in thousands)
Bronson Place Apartments	$ 50	1.10%
Defoors Crossing Apartments	34	1.68%

Capital Improvements

Bronson Place

During the year ended December 31, 2005, the Partnership completed approximately $107,000 of capital expenditures at Bronson Place Apartments, consisting primarily of plumbing fixtures, cabinets, structural and counter top upgrades, appliances, exterior door and floor covering replacements, major landscaping, ground lighting, and office computers. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Defoors Crossing

During the year ended December 31, 2005, the Partnership completed approximately $97,000 of capital expenditures at DeFoors Crossing Apartments, consisting primarily of floor covering and appliance replacements, plumbing and interior lighting upgrades and major landscaping. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

Item 3.

Legal Proceedings

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered 80,000 and sold 61,063 Limited Partnership Units (the "Units") during its offering period through May 4, 1990, aggregating approximately $15,266,000. The Partnership currently has 61,063 Units outstanding and 1,203 holders of record. Affiliates of the General Partner and AIMCO owned 24,498 Units or 40.12% at December 31, 2005. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2005	Unit	December 31, 2004	Unit

Operations	$ 380	$ 6.16	$ 579	$ 9.38
Sale (1)	4,941	80.11	--	--
Financing (2)	1,704	27.63	--	--
	$ 7,025	$113.90	$ 579	$ 9.38

(1)

Proceeds from the sale of Meadow Wood Apartments.

(2)

Proceeds from the financing of the mortgage encumbering Bronson Place Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sales and/or financings.  The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2006 or subsequent periods.  See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

On February 27, 2004, IPT, a subsidiary of AIMCO, reacquired from Everest all of the capital stock of the General Partner. In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 Units in the Partnership representing 40.12% of the outstanding units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at December 31, 2005, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, costs incurred to operate the investment properties, general economic conditions and weather.  As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses.  As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.  However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.  Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the year ended December 31, 2005 was approximately $2,867,000 compared to net income of approximately $198,000 for the corresponding period in 2004. The increase in net income for the year ended December 31, 2005 is due to the recognition of a gain on the sale of discontinued operations slightly offset by a decrease in income from both continuing and discontinued operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations for the year ended December 31, 2004 has been restated as of January 1, 2004 to reflect the operations of Meadow Wood Apartments as income from discontinued operations.

On July 22, 2005, the Partnership sold Meadow Wood Apartments to a third party for a gross sales price of $5,075,000. The net proceeds were approximately $4,941,000 after payment of closing costs of approximately $134,000. The Partnership recognized a gain of approximately $2,732,000 as a result of the sale and this amount is included in gain from sale of discontinued operations. The property’s operations included income of approximately $129,000 and $181,000 for the years ended December 31, 2005 and 2004, respectively. Included in income from discontinued operations for the years ended December 31, 2005 and 2004 is approximately $372,000 and $674,000, respectively, of revenues generated by the property.

Excluding income from discontinued operations and the gain on sale, the Partnership’s income from continuing operations for the year ended December 31, 2005 was approximately $6,000 compared to income from continuing operations of approximately $17,000 for the corresponding period in 2004. The decrease in income from continuing operations for the year ended December 31, 2005 is due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses for the year ended December 31, 2005 increased due to increases in operating and interest expense partially offset by decreases in general and administrative expenses. Depreciation and property tax expense remained relatively constant for the comparable periods. Operating expenses increased due to increases in advertising, property and maintenance expenses at Defoors Crossing Apartments. Advertising expenses increased due to increases in periodical advertising and referral fees at the property. Property expenses increased due to the increase in salary and related benefits and utility expenses at the property. Maintenance expense increased due to the increase in contract services at Defoors Crossing Apartments. Interest expense increased due to the financing of the mortgage encumbering Bronson Place Apartments during 2005, as discussed below.

Total revenues increased for the year ended December 31, 2005 due to increases in both rental and other income. Rental income increased due to an increase in occupancy at both of the investment properties and an increase in the average rental rates at Bronson Place Apartments partially offset by a decrease in the average rental rates at Defoors Crossing. Other income increased due to an increase in resident utility reimbursements and lease cancellation fees at DeFoors Crossing Apartments and an increase in interest income.

General and administrative expenses decreased for the year ended December 31, 2005 due to the reversal of the real estate commission owed to the General Partner and previously accrued in association with the 1999 sale of the Peachtree Corners Medical Building.  During the year ended December 31, 2005, the General Partner determined that the limited partners will not receive their adjusted capital investment and applicable return with future sales or financings and accordingly, reversed the previous accrual of $21,000.  Included in general and administrative expenses are accountable reimbursements charged by an affiliate of the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $248,000 compared to approximately $356,000 at December 31, 2004. Cash and cash equivalents decreased approximately $108,000 from December 31, 2004 due to approximately $5,192,000 of cash used in financing activities partially offset by approximately $4,667,000 and $417,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted of distributions to partners, payment of loan costs incurred with the new financing on Bronson Place Apartments, mortgage payments and repayment of advances from affiliates slightly offset by the receipt of proceeds from the new financing on Bronson Place Apartments and the receipt of advances from affiliates. Cash provided by investing activities consisted of net proceeds from the sale of Meadow Wood Apartments slightly offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On October 21, 2005, the Partnership obtained financing for Bronson Place Apartments with a mortgage loan in the principal amount of approximately $1,912,000. The loan was financed under a permanent credit facility (“Permanent Credit Facility”) with Fannie Mae.  The Permanent Credit Facility has a maturity of September 16, 2007, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Partnership. The Permanent Credit Facility creates separate loans for each property.  The loans under the Permanent Credit Facility are not cross-collateralized or cross-defaulted with the other property loans. The loan encumbering Bronson Place Apartments has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 5.13% at December 31, 2005 and resets monthly. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that the mortgage encumbering Bronson Place Apartments was financed under the Permanent Credit Facility. The loan is prepayable without penalty.  As a condition of making the new mortgage, the lender required an affiliate of the Partnership to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage. In connection with obtaining the mortgage, loan costs of approximately $90,000 were capitalized during 2005 and 2004 and are included in other assets on the balance sheet.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2005	Unit	December 31, 2004	Unit

Operations	$ 380	$ 6.16	$ 579	$ 9.38
Sale (1)	4,941	80.11	--	--
Financing (2)	1,704	27.63	--	--
	$ 7,025	$113.90	$ 579	$ 9.38

(1)

Proceeds from the sale of Meadow Wood Apartments.

(2)

Proceeds from the financing of the mortgage encumbering Bronson Place Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sales and/or refinancings.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during 2006 or subsequent periods.

Other

On February 27, 2004, IPT, a subsidiary of AIMCO, reacquired from Everest all of the capital stock of the General Partner. In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 limited partnership units (the "Units") in the Partnership representing 40.12% of the outstanding units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at December 31, 2005, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s assets.

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

Financial Statements

UNITED INVESTORS INCOME PROPERTIES

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2005

Statements of Operations - Years ended December 31, 2005 and 2004

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2005 and 2004

Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

United Investors Income Properties

We have audited the accompanying balance sheet of United Investors Income Properties as of December 31, 2005, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Investors Income Properties at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 6, 2006

UNITED INVESTORS INCOME PROPERTIES

BALANCE SHEET
(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 248
Receivables and deposits		47
Other assets		127
Investment properties (Notes B and C):
Land	$ 1,021
Buildings and related personal property	6,763
	7,784
Less accumulated depreciation	(3,780)	4,004
		$ 4,426
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 34
Tenant security deposit liabilities		18
Other liabilities		47
Mortgage note payable (Note B)		1,907

Partners’ (Deficiency) Capital
General partner	$ (39)
Limited partners (61,063 units issued and outstanding)	2,459	2,420
		$ 4,426

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
		(Restated)
Revenues:
Rental income	$ 1,001	$ 981
Other income	112	95
Total revenues	1,113	1,076

Expenses:
Operating	618	579
General and administrative	113	130
Depreciation	264	266
Interest	24	--
Property taxes	88	84
Total expenses	1,107	1,059

Income from continuing operations	6	17
Income from discontinued operations (Notes A and E)	129	181
Gain from sale of discontinued operations (Note E)	2,732	--

Net income (Note F)	$ 2,867	$ 198

Net income allocated to general partner	$ 96	$ 2
Net income allocated to limited partners	2,771	196
	$ 2,867	$ 198
Per limited partnership unit:
Income from continuing operations	$ 0.10	$ 0.28
Income from discontinued operations	2.08	2.93
Gain from sale of discontinued operations	43.20	--

Net income	$ 45.38	$ 3.21

Distributions per limited partnership unit	$113.90	$ 9.38

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	61,063	$ --	$15,266	$15,266

Partners' (deficiency) capital at
December 31, 2003	61,063	$ (61)	$ 7,020	$ 6,959

Distributions to partners	--	(6)	(573)	(579)

Net income for the year ended
December 31, 2004	--	2	196	198

Partners' (deficiency) capital at
December 31, 2004	61,063	(65)	6,643	6,578

Distributions to partners	--	(70)	(6,955)	(7,025)

Net income for the year ended
December 31, 2005	--	96	2,771	2,867

Partners' (deficiency) capital at
December 31, 2005	61,063	$ (39)	$ 2,459	$ 2,420

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$ 2,867	$ 198
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	311	416
Amortization of loan costs	4	--
Gain from sale of investment property	(2,732)	--
Change in accounts:
Receivables and deposits	(7)	(7)
Other assets	1	(33)
Accounts payable	(22)	12
Tenant security deposit liabilities	2	8
Accrued property taxes	3	(6)
Due to affiliates	(5)	(39)
Other liabilities	(5)	20
Net cash provided by operating activities	417	569

Cash flows from investing activities:
Property improvements and replacements	(274)	(100)
Net proceeds from sale of investment property	4,941	--
Net cash provided by (used in) investing activities	4,667	(100)

Cash flows from financing activities:
Payments on mortgage note payable	(5)	--
Advances from affiliates	22	--
Payments on advances from affiliates	(22)	--
Loan costs incurred	(74)	(43)
Proceeds from mortgage note payable	1,912	--
Distributions to partners	(7,025)	(579)
Net cash used in financing activities	(5,192)	(622)

Net decrease in cash and cash equivalents	(108)	(153)
Cash and cash equivalents at beginning of year	356	509
Cash and cash equivalents at end of year	$ 248	$ 356

Supplemental disclosure of non-cash information:
Property improvements and replacements included in accounts
payable	$ 13	$ --

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 20	$ --

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

Organization: United Investors Income Properties (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri on June 23, 1988.  The Partnership is governed by an Agreement of Limited Partnership dated July 27, 1988. United Investors Real Estate, Inc., a Delaware corporation, is the sole general partner ("UIRE" or the "General Partner") of the Partnership. UIRE was originally wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into AIMCO/IPT, Inc. (formerly known as Insignia Properties Trust) ("IPT"), a Delaware corporation and a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. On May 1, 2003, Everest Properties, Inc., a California corporation (“Everest”) acquired all of the capital stock of the General Partner. In connection with this transaction, the General Partner and the Partnership entered into a Services Agreement effective May 1, 2003 (the "Services Agreement") with NHP Management Company (“NHP”), an affiliate of AIMCO, whereby NHP agreed to provide portfolio and property management services for the Partnership. The portfolio management services included the services the General Partner of the Partnership generally performs or procures in connection with the management of the Partnership, subject to certain limitations provided for in the Services Agreement. As compensation for providing the portfolio management services and the property management services, the General Partner paid and assigned over to NHP all of the income, distributions, fees, commissions, reimbursements and other payments payable by the Partnership to the General Partner or any of its affiliates. On February 27, 2004, IPT reacquired from Everest all of the capital stock of the General Partner. As of February 27, 2004, the Services Agreement was terminated.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2018 unless terminated prior to such date. As of December 31, 2005, the Partnership operates one residential property in the northwest and one residential property in the south.

Basis of Presentation: The Partnership has adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means.  The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying statement of operations as of January 1, 2004 has been restated to reflect the operations of Meadow Wood Apartments, which was sold July 22, 2005, as income from discontinued operations.

Cash and cash equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $219,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Allocations of profits, losses and distributions: In accordance with the partnership agreement, all operating profits, losses and distributions are to be allocated 1% to the General Partner and 99% to the limited partners. Profits from the sale of investment property are allocated in accordance with the partnership agreement.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Properties: Investment properties consists of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2005 and 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

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

Deferred Costs: Loan costs of approximately $90,000, less accumulated amortization of approximately $4,000, are included in other assets and are amortized over the term of the related loan agreement. Amortization expense for 2005 of approximately $4,000 is included in interest expense in the accompanying statements of operations. Amortization expense is expected to be approximately $49,000 for 2006 and approximately $37,000 in 2007.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and income from discontinued operations.

Fair Value of Financial Instruments:  SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, as amended by SFAS No. 119, “Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments.  The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate approximates its carrying value at December 31, 2005.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense was approximately $91,000 and $85,000 for the years ended December 31, 2005 and 2004, respectively, and is included in operating expense and income from discontinued operations.

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

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s financial condition or results of operations.

Note B - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

Bronson Place Apartments	$1,907	$ 10	(1)	09/16/07	$ 1,861

(1)

Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2005 was 5.13%.

On October 21, 2005, the Partnership obtained financing for Bronson Place Apartments with a mortgage loan in the principal amount of approximately $1,912,000. The loan was financed under a permanent credit facility (“Permanent Credit Facility”) with Fannie Mae.  The Permanent Credit Facility has a maturity of September 16, 2007, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Partnership. The Permanent Credit Facility creates separate loans for each property.  The loans under the Permanent Credit Facility are not cross-collateralized or cross-defaulted with the other property loans. The loan encumbering Bronson Place Apartments has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 5.13% at December 31, 2005 and resets monthly. Monthly principal payments are required based on a 30- year amortization schedule using the interest rate in effect during the first month that the mortgage encumbering Bronson Place Apartments was financed under the Permanent Credit Facility. The loan is prepayable without penalty. As a condition of making the new mortgage, the lender required an affiliate of the Partnership to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

In accordance with the terms on the loan agreement relating to the mortgage, the payment of the mortgage may be accelerated at the option of the lender if an Event of Default, as defined in the loan agreement occurs. Events of Default include, but are not limited to nonpayment of monthly interest and reserve requirements and nonpayment of amounts outstanding on or before the maturity date.

Scheduled principal payments on the mortgage note payable subsequent to December 31, 2005 are as follows (in thousands):

2006	$ 29
2007	1,878
$ 1,907

Note C – Investment Properties and Accumulated Depreciation

Initial Cost
To Partnership

			Buildings	Net Costs
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)	(in thousands)		(in thousands)
Bronson Place Apartments	$ 1,907	$ 501	$ 2,568	$ 986
Defoors Crossing Apartments	--	520	2,480	729
Totals	$ 1,907	$ 1,021	$ 5,048	$ 1,715

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
Bronson Place
Apartments	$ 501	$ 3,554	$ 4,055	$ 2,032	1988	11/01/88	5-40
Defoors Crossing
Apartments	520	3,209	3,729	1,748	1988	05/01/89	5-40
Totals	$ 1,021	$ 6,763	$ 7,784	$ 3,780

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2005	2004
	(in thousands)
Investment Properties
Balance at beginning of year	$11,575	$11,475
Property improvements and replacements	287	100
Disposal of property	(4,078)	--
Balance at end of year	$ 7,784	$11,575

Accumulated Depreciation
Balance at beginning of year	$ 5,373	$ 4,957
Amounts charged to expense	311	416
Disposal of property	(1,904)	--
Balance at end of year	$ 3,780	$ 5,373

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004 is approximately $7,893,000 and $11,693,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004 is approximately $3,818,000 and $5,393,000, respectively.

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

Affiliates of the General Partner received 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $73,000 and $85,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses and income from discontinued operations.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $76,000 and $81,000 for the years ended December 31, 2005 and 2004, respectively, which are included in general and administrative expenses.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and a cumulative distribution equal to an 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At December 31, 2005, the limited partners had not received their return.  During the year ended December 31, 2005, the General Partner determined that the limited partners would not receive both their adjusted capital investment and applicable return with future property sales or financings.  Therefore, the General Partner reversed the real estate commission previously accrued associated with the 1999 sale of Peachtree Corners Medical Building.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $25,000 and $23,000, respectively, for insurance coverage and fees associated with policy claims administration.

On February 27, 2004, IPT, a subsidiary of AIMCO, reacquired from Everest all of the capital stock of the General Partner. In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 limited partnership units (the "Units") in the Partnership representing 40.12% of the outstanding units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at December 31, 2005, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note E – Disposition of Investment Property

On July 22, 2005, the Partnership sold Meadow Wood Apartments to a third party for a gross sales price of $5,075,000.  The net proceeds realized by the Partnership were approximately $4,941,000 after payment of closing costs of approximately $134,000. The Partnership recognized a gain of approximately $2,732,000 during the year ended December 31, 2005 as a result of the sale and this amount is included in gain from sale of discontinued operations.  The property’s operations included income of approximately $129,000 and $181,000 for the years ended December 31, 2005 and 2004, respectively. Included in the income from discontinued operations for the years ended December 31, 2005 and 2004 are revenues of approximately $372,000 and $674,000, respectively.

The Partnership distributed approximately $4,941,000 to the partners (approximately $4,892,000 to the limited partners or $80.11 per limited partnership unit) from proceeds from the sale of Meadow Wood Apartments.

Note F - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income as reported in the financial statements and Federal taxable income allocated to the partners in the Partnership's tax return for the years ended December 31, 2005 and 2004 (in thousands, except unit data):

	2005	2004
Net income as reported	$2,867	$ 198
Add (deduct):
Gain from sale of property	61	--
Deferred revenue and other liabilities	(78)	(21)
Depreciation differences	(19)	17
Federal taxable income	$2,831	$ 194
Federal taxable income per limited
partnership unit	$43.97	$3.14

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 2005 (in thousands):

Net assets as reported	$ 2,420
Differences in basis of assets
Deferred revenue and other liabilities	(55)
Accumulated depreciation	(38)
Buildings	109
Syndication costs	1,902

Net assets - tax basis	$ 4,338

Note G - Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the General Partner during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth those persons or entities known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2005 and the ownership interests in limited partnership units of the General Partner and its affiliates.

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	88	0.14%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	24,410	39.98%
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

Affiliates of the General Partner received 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $73,000 and $85,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses and income from discontinued operations.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $76,000 and $81,000 for the years ended December 31, 2005 and 2004, respectively, which are included in general and administrative expenses.

For acting as real estate broker in connection with the 1999 sale of Peachtree Corners Medical Building, the General Partner earned a real estate commission of approximately $21,000. However, this amount is not payable until the limited partners receive an amount equal to their adjusted capital investment and a cumulative distribution equal to an 8% annual return from the last additional closing date or, if greater, a 6% cumulative annual return from their date of admission to the Partnership. At December 31, 2005, the limited partners had not received their return.  During the year ended December 31, 2005, the General Partner determined that the limited partners would not receive both their adjusted capital investment and applicable return with future property sales or financings.  Therefore, the General Partner reversed the real estate commission previously accrued associated with the 1999 sale of Peachtree Corners Medical Building.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $25,000 and $23,000, respectively, for insurance coverage and fees associated with policy claims administration.

On February 27, 2004, IPT, a subsidiary of AIMCO, reacquired from Everest all of the capital stock of the General Partner. In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 limited partnership units (the "Units") in the Partnership representing 40.12% of the outstanding units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at December 31, 2005, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $41,000 and $42,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $13,000 and $10,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INVESTORS INCOME PROPERTIES

By: United Investors Real Estate, Inc.
Its General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 30, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 30, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 30, 2006
Stephen B. Waters

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

4.4

Certificate of Limited Partnership (Exhibit 3 to Partnership's Form 8-K filed on April 29, 1991, is incorporated herein by reference).

4.5

Amendment to Agreement of Limited Partnership effective March 28, 2005; incorporated by reference to Exhibit 4.5 to Partnership’s Quarterly Report on Form 10-Q filed on May 13, 2005.

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

10.9

Purchase and Sale Contract between United Investors Income Properties, a Missouri limited partnership, as Seller, and The Meadow Wood Investors, LLC, an Oregon limited liability company, as Purchaser, effective May 10, 2005; incorporated by reference to Exhibit 10.9 to Partnership’s Quarterly Report on Form 10-QSB filed on May 13, 2005.

10.10

Amendment of Purchase and Sale Contract between United Investors Income Properties, a Missouri limited partnership, as Seller, and The Meadow Wood Investors, LLC, a Oregon limited liability company, as Purchaser, effective June 2, 2005 incorporated by reference to Exhibit 10.10 to Partnership’s Current Report on Form 8-K filed August 1, 2005.

10.11

Second Amendment of Purchase and Sale Contract between United Investors Income Properties, a Missouri limited partnership, as Seller, and The Meadow Wood Investors, LLC, a Oregon limited liability company, as Purchaser, effective June 30, 2005 incorporated by reference to Exhibit 10.11 to Partnership’s Current Report on Form 8-K filed August 1, 2005.

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

(1)

Incorporated herein by reference to the Registrant’s Current Report on Form 8K dated October 21, 2005, as filed October 27, 2005.

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

Date:  March 30, 2006

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

Date:  March 30, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of United Investors Real Estate, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of United Investors Income Properties (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 30, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 30, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.