Form 10QSB
period 2006-03-31
UNITED INVESTORS INCOME PROPERTIES
filed 2006-05-15
CIK 830056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

UNITED INVESTORS INCOME PROPERTIES

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 223
Receivables and deposits		64
Other assets		114
Investment properties:
Land	$ 1,021
Buildings and related personal property	6,802
	7,823
Less accumulated depreciation	(3,850)	3,973
		$ 4,374
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 29
Tenant security deposit liabilities		18
Accrued property taxes		22
Other liabilities		16
Mortgage note payable		1,900

Partners' (Deficiency) Capital
General partner	$ (39)
Limited partners (61,063 units issued and
outstanding)	2,428	2,389
		$ 4,374

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended March 31,
	2006	2005
		(Restated)
Revenues:
Rental income	$ 258	$ 248
Other income	26	23
Total revenues	284	271

Expenses:
Operating	160	110
General and administrative	27	31
Depreciation	70	64
Interest	36	--
Property taxes	22	23
Total expenses	315	228

(Loss) income from continuing operations	(31)	43
Income from discontinued operations (Note A)	--	38

Net (loss) income	$ (31)	$ 81

Net (loss) income allocated to general partner	$ --	$ 1
Net (loss) income allocated to limited partners	(31)	80
	$ (31)	$ 81
Per limited partnership unit:
(Loss) income from continuing operations	$ (0.51)	$ 0.69
Income from discontinued operations	--	0.62

Net (loss) income	$ (0.51)	$ 1.31

Distributions per limited partnership unit	$ --	$ 2.92

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	61,063	$ --	$15,266	$15,266

Partners' (deficiency) capital
at December 31, 2005	61,063	$ (39)	$ 2,459	$ 2,420

Net loss for the three months
ended March 31, 2006	--	--	(31)	(31)

Partners' (deficiency) capital
at March 31, 2006	61,063	$ (39)	$ 2,428	$ 2,389

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$ (31)	$ 81
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	70	99
Amortization of loan costs	11	--
Change in accounts:
Receivables and deposits	(17)	(17)
Other assets	(8)	11
Accounts payable	4	(10)
Tenant security deposit liabilities	--	(2)
Accrued property taxes	22	8
Other liabilities	(31)	5
Due to affiliates	--	16
Net cash provided by operating activities	20	191

Cash flows used in investing activities:
Property improvements and replacements	(48)	(38)

Cash flows from financing activities:
Payments on mortgage note payable	(7)	--
Distributions to partners	--	(180)
Loan costs refunded (paid)	10	(10)
Net cash provided by (used in) financing activities	3	(190)

Net decrease in cash and cash equivalents	(25)	(37)

Cash and cash equivalents at beginning of period	248	356

Cash and cash equivalents at end of period	$ 223	$ 319

Supplemental disclosure of non-cash information:
Property improvements and replacements included in
accounts payable	$ 4	$ --
Supplemental disclosure of cash flow activity:
Cash paid for interest	$ 26	$ --

At December 31, 2005 approximately $13,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements at March 31, 2006.

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the “General Partner” or “UIRE”), a Delaware corporation and a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying statement of operations for the three months ended March 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Meadow Wood Apartments, which sold July 22, 2005, as income from discontinued operations. Included in income from discontinued operations are revenues of approximately $158,000.

Certain reclassifications have been made to the 2005 balances to conform to the 2006 presentation.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $14,000 and $21,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses and income from discontinued operations.

An affiliate of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $9,000 and $20,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $19,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $25,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C - Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant’s financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Bronson Place Apartments (1)	89%	84%
Mountlake Terrace, Washington
Defoors Crossing Apartments	94%	95%
Atlanta, Georgia

(1)

The General Partner attributes the increase in average occupancy at Bronson Place Apartments to a more stable tenant base and an improvement in market conditions.

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

Results of Operations

The Partnership had a net loss of approximately $31,000 for the three months ended March 31, 2006 compared to net income of approximately $81,000 for the three months ended March 31, 2005.  The increase in net loss for the three month period is due to an increase in total expenses and a decrease in income from discontinued operations partially offset by an increase in total revenues.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the statement of operations for the three months ended March 31, 2005 has been restated as of January 1, 2005, to reflect the operations of Meadow Woods Apartments as income from discontinued operations due to the sale of the property in July 2005. Included in income from discontinued operations for the three months ended March 31, 2005 are revenues of approximately $158,000.

Excluding the income from discontinued operations, the Partnership’s loss from continuing operations for the three months ended March 31, 2006 was approximately $31,000 compared to income from continuing operations of approximately $43,000 for the three months ended March 31, 2005.  The increase in loss from continuing operations is due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased due to an increase in rental income.  Rental income increased due to increased occupancy at Bronson Place Apartments and increased average rental rates at both investment properties.  Other income remained relatively constant for the comparable period.

Total expenses increased due to increases in operating, depreciation and interest expense partially offset by a decrease in general and administrative expenses. Property tax expense remained relatively constant for the comparable period. Operating expense increased due to increases in property expense and maintenance expense partially offset by a decrease in advertising expense. Property expense increased due to increased salary and related benefits primarily at Defoors Crossing Apartments.  Maintenance expense increased due to increased contract services at Bronson Place Apartments.  Advertising expense decreased primarily due to decreased periodical advertising at Defoors Crossing Apartments. Depreciation expense increased due to assets placed into service within the last twelve months that are currently being depreciated at both properties. Interest expense increased due to the financing of the mortgage encumbering Bronson Place Apartments during October 2005.

General and administrative expense decreased primarily due a decrease in management reimbursements, due to the sale of one of the Partnership’s investment properties in July 2005, partially offset by an increase in audit expense.  The management reimbursements are paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $223,000 compared to approximately $319,000 at March 31, 2005. Cash and cash equivalents decreased by approximately $25,000 since December 31, 2005, due to approximately $48,000 of cash used in investing activities, which was partially offset by approximately $20,000 of cash provided by operating activities and approximately $3,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements.  Cash provided by financing activities consisted of a refund of loan costs previously paid related to the financing of Bronson Place Apartments during October 2005 partially offset by principal payments made on the mortgage encumbering Bronson Place Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

Bronson Place Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $30,000 of capital improvements at Bronson Place Apartments consisting primarily of floor covering and appliance replacements, structural upgrades and plumbing fixtures. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2006. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

DeFoors Crossing Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $9,000 of capital improvements at DeFoors Crossing Apartments consisting primarily of floor covering and appliance replacements and office computers. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2006. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On October 21, 2005, the Partnership obtained financing for Bronson Place Apartments with a mortgage loan in the principal amount of approximately $1,912,000. The outstanding balance at March 31, 2006 was approximately $1,900,000. The loan was financed under a permanent credit facility (“Permanent Credit Facility”) with Fannie Mae.  The Permanent Credit Facility has a maturity of September 16, 2007, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Partnership. The Permanent Credit Facility creates separate loans for each property.  The loans under the Permanent Credit Facility are not cross-collateralized or cross-defaulted with the other property loans. The loan encumbering Bronson Place Apartments has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 5.585% at March 31, 2006 and resets monthly. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that the mortgage encumbering Bronson Place Apartments was financed under the Permanent Credit Facility. The loan is prepayable without penalty.  As a condition of making the new mortgage, the lender required an affiliate of the Partnership to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

The Partnership distributed the following amounts during the three months ended March 31, 2006 and 2005 (in thousands, except per unit data):

	Three Months	Per Limited	Three Months	Per Limited
	Ended	Partnership	Ended	Partnership
	March 31, 2006	Unit	March 31, 2005	Unit

Operations	$ --	$ --	$ 180	$ 2.92

Future cash distributions will depend on the levels of net cash generated from operations, property sales and/or financings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, that the Partnership will generate sufficient funds from operations after capital improvements to permit any distributions to its partners during the remainder of 2006 or subsequent periods.

Other

In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 limited partnership units (the "Units") in the Partnership representing 40.12% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at March 31, 2006, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Date: May 12, 2006

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

(1)

Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated October 21, 2005, as filed October 27, 2005.

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

Date:  May 12, 2006

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

Date:  May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of United Investors Real Estate, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of United Investors Income Properties (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.