Form 10QSB
period 2006-06-30
UNITED INVESTORS INCOME PROPERTIES
filed 2006-08-11
CIK 830056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

UNITED INVESTORS INCOME PROPERTIES

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents		$ 85
Receivables and deposits		54
Other assets		97
Investment properties:
Land	$ 1,021
Buildings and related personal property	6,911
	7,932
Less accumulated depreciation	(3,921)	4,011
		$ 4,247
Liabilities and Partners’ (Deficiency) Capital
Liabilities
Accounts payable		$ 45
Tenant security deposit liabilities		21
Accrued property taxes		20
Other liabilities		37
Due to affiliate (Note B)		19
Mortgage note payable		1,893

Partners' (Deficiency) Capital
General partner	$ (41)
Limited partners (61,063 units issued and
outstanding)	2,253	2,212
		$ 4,247

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Rental income	$ 264	$ 258	$ 522	$ 506
Other income	29	29	55	52
Total revenues	293	287	577	558

Expenses:
Operating	197	155	357	265
General and administrative	29	16	56	47
Depreciation	71	65	141	129
Interest	40	--	76	--
Property taxes	23	29	45	52
Total expenses	360	265	675	493

(Loss) income from continuing
operations	(67)	22	(98)	65
Income from discontinued
operations (Note A)	--	80	--	118

Net (loss) income	$ (67)	$ 102	$ (98)	$ 183

Net (loss) income allocated to
general partner (1%)	$ (1)	$ 1	$ (1)	$ 2
Net (loss) income allocated to
limited partners (99%)	(66)	101	(97)	181

	$ (67)	$ 102	$ (98)	$ 183

Per limited partnership unit:
(Loss) income from continuing
operations	$ (1.08)	$ .35	$ (1.59)	$ 1.04
Income from discontinued operations	--	1.30	--	1.92

Net (loss) income	$ (1.08)	$ 1.65	$ (1.59)	$ 2.96

Distributions per limited
partnership unit	$ 1.79	$ 3.24	$ 1.79	$ 6.16

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	61,063	$ --	$15,266	$15,266

Partners' (deficiency) capital
at December 31, 2005	61,063	$ (39)	$ 2,459	$ 2,420

Distribution to partners	--	(1)	(109)	(110)

Net loss for the six months
ended June 30, 2006	--	(1)	(97)	(98)

Partners' (deficiency) capital
at June 30, 2006	61,063	$ (41)	$ 2,253	$ 2,212

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$ (98)	$ 183
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	141	174
Amortization of loan costs	21	--
Change in accounts:
Receivables and deposits	(7)	(11)
Other assets	(1)	(27)
Accounts payable	9	(15)
Tenant security deposit liabilities	3	--
Accrued property taxes	20	23
Other liabilities	(10)	--
Due to affiliates	--	(5)
Net cash provided by operating activities	78	322

Cash flows used in investing activities:
Property improvements and replacements	(146)	(60)

Cash flows from financing activities:
Payments on mortgage note payable	(14)	--
Advance from affiliate	19	--
Distributions to partners	(110)	(380)
Loan costs refunded (paid)	10	(10)
Net cash used in financing activities	(95)	(390)

Net decrease in cash and cash equivalents	(163)	(128)

Cash and cash equivalents at beginning of period	248	356

Cash and cash equivalents at end of period	$ 85	$ 228

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 56	$ --
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 15	$ 24

Included in property improvements and replacements for the six months ended June 30, 2006 are approximately $13,000 of improvements which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the “General Partner” or “UIRE”), a Delaware corporation and a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying statements of operations for the three and six months ended June 30, 2005 reflect the operations of Meadow Wood Apartments, which sold July 22, 2005, as income from discontinued operations. Included in income from discontinued operations are revenues of approximately $172,000 and $330,000 for the three and six months ended June 30, 2005, respectively.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $28,000 and $43,000 for the six months ended June 30, 2006 and 2005, respectively, which are included in operating expenses and income from discontinued operations.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $18,000 and $40,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, during the six months ended June 30, 2006, an affiliate of the General Partner advanced approximately $19,000 to the Partnership to fund operating expenses at Bronson Place Apartments. Interest is charged at the prime rate plus 2% (10.25% at June 30, 2006). Interest expense was less than $1,000 for the six months ended June 30, 2006. At June 30, 2006, the total amount of advances and accrued interest due to an affiliate of the General Partner was approximately $19,000 and is included in due to affiliate. There were no such advances made by an affiliate of the General Partner to the Partnership during the six months ended June 30, 2005. Subsequent to June 30, 2006, an affiliate of the General Partner advanced approximately $35,000 to fund operating expenses at both of the Partnership’s investment properties.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2006, the Partnership was charged by AIMCO and its affiliates approximately $24,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $25,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Casualty Event

On March 7, 2006, there was a fire at Bronson Place Apartments, causing damage to one unit.  The Partnership estimates the damages to be approximately $54,000. The Partnership believes that the damage will be covered by insurance proceeds and does not expect to recognize a loss as a result of this casualty.

Note D - Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Bronson Place Apartments (1)	92%	88%
Mountlake Terrace, Washington
Defoors Crossing Apartments (2)	91%	94%
Atlanta, Georgia

(1)

The General Partner attributes the increase in average occupancy at Bronson Place Apartments to improved economic conditions in the Seattle area and a more stable tenant base.

(2)

The General Partner attributes the decrease in average occupancy at Defoors Crossing Apartments to increased competition in the Atlanta area.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership recognized a net loss of approximately $67,000 and $98,000 for the three and six months ended June 30, 2006, respectively, compared to net income of approximately $102,000 and $183,000 for the three and six months ended June 30, 2005, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the three and six months ended June 30, 2005 reflect the operations of Meadow Wood Apartments as income from discontinued operations due to the sale of the property in July 2005. The property’s operations included net income of approximately $80,000 and $118,000 for the three and six months ended June 30, 2005, respectively. Also included in income from discontinued operations for the three and six months ended June 30, 2005 are revenues of approximately $172,000 and $330,000, respectively.

The Partnership recognized loss from continuing operations for the three and six months ended June 30, 2006 of approximately $67,000 and $98,000, respectively, compared to income from continuing operations of approximately $22,000 and $65,000 for the three and six months ended June 30, 2005, respectively. The decrease in income from continuing operations for both the three and six months ended June 30, 2006 is due to an increase in total expenses, partially offset by an increase in total revenues. Total expenses increased for both periods due to increases in operating, general and administrative, depreciation and interest expenses, partially offset by a decrease in property tax expense. Operating expenses increased for both periods due to increases in salaries and related benefits at both of the Partnership’s investment properties and contract services at Bronson Place Apartments. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at both properties. Interest expense increased due to the financing obtained on Bronson Place Apartments in October 2005. Property tax expense decreased due to a decrease in the assessed value of Defoors Crossing Apartments.

General and administrative expenses increased for the three and six months ended June 30, 2006 due to the reversal of the real estate commission owed to the General Partner previously accrued in association with the 1999 sale of the Peachtree Corners Medical Building. During the three and six months ended June 30, 2005, the General Partner determined that the limited partners will not receive their adjusted capital investment and applicable return with future sales or financings and accordingly reversed the previous accrual of approximately $21,000. The increase in general and administrative expenses was partially offset by a decrease in accountable reimbursements charged by an affiliate of the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for both periods due to an increase in rental income. Rental income increased due to increases in occupancy at Bronson Place Apartments and the average rental rate at both properties, partially offset by a decrease in occupancy at Defoors Crossing Apartments. Other income remained relatively constant for the comparable periods.

On March 7, 2006, there was a fire at Bronson Place Apartments, causing damage to one unit.  The Partnership estimates the damages to be approximately $54,000. The Partnership believes that the damage will be covered by insurance proceeds and does not expect to recognize a loss as a result of this casualty.

Liquidity and Capital Resources

At June 30, 2006, the Partnership had cash and cash equivalents of approximately $85,000, compared to approximately $228,000 at June 30, 2005. Cash and cash equivalents decreased by approximately $163,000, from December 31, 2005, due to approximately $146,000 and $95,000 of cash used in investing and financing activities, respectively, partially offset by approximately $78,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgage encumbering Bronson Place Apartments, partially offset by an advance received from an affiliate of the General Partner and a refund of loan costs previously paid related to the financing obtained on Bronson Place Apartments during October 2005. The Partnership invests its working capital reserves in interest bearing accounts.

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

Bronson Place Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $131,000 of capital improvements at Bronson Place Apartments, consisting primarily of floor covering and roof replacements, structural and swimming pool upgrades, gutter replacement, and construction related to the fire discussed in “Results of Operations”. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

DeFoors Crossing Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $17,000 of capital improvements at DeFoors Crossing Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On October 21, 2005, the Partnership obtained financing for Bronson Place Apartments with a mortgage loan in the principal amount of approximately $1,912,000. The outstanding balance at June 30, 2006 was approximately $1,893,000. The loan was financed under a permanent credit facility (“Permanent Credit Facility”) with Fannie Mae.  The Permanent Credit Facility has a maturity of September 16, 2007, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the General Partner. The Permanent Credit Facility creates separate loans for each property.  The loans under the Permanent Credit Facility are not cross-collateralized or cross-defaulted with the other property loans. The loan encumbering Bronson Place Apartments has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 6.07% at June 30, 2006 and resets monthly. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that the mortgage encumbering Bronson Place Apartments was financed under the Permanent Credit Facility. The loan is prepayable without penalty.  As a condition of making the new mortgage, the lender required an affiliate of the Partnership to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

The Partnership distributed the following amounts during the six months ended June 30, 2006 and 2005 (in thousands, except per unit data):

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2006	Unit	June 30, 2005	Unit

Operations	$ 110	$ 1.79	$ 380	$ 6.16

Future cash distributions will depend on the levels of net cash generated from operations, and the timing of debt maturity, property sales and/or financings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital improvements to permit additional distributions to its partners during the remainder of 2006 or subsequent periods.

Other

In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 limited partnership units (the "Units") in the Partnership representing 40.12% of the outstanding Units at June 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at June 30, 2006, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INVESTORS INCOME PROPERTIES

By: United Investors Real Estate, Inc.
Its General Partner

Date: August 11, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 11, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

UNITED INVESTORS INCOME PROPERTIES

INDEX TO EXHIBITS

Exhibit

Description of Exhibit

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

Date:  August 11, 2006

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

Date:  August 11, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of United Investors Real Estate, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of United Investors Income Properties (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 11, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 11, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.