Form 10KSB
period 2006-12-31
UNITED INVESTORS INCOME PROPERTIES
filed 2007-03-16
CIK 830056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes []  No[X]

State issuer's revenues for its most recent fiscal year.  $1,226,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

United Investors Income Properties (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri on June 23, 1988.  The Partnership is governed by an Agreement of Limited Partnership dated July 27, 1988. United Investors Real Estate, Inc., a Delaware corporation, is the sole general partner ("UIRE" or the "General Partner") of the Partnership. UIRE is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2018 unless terminated prior to such date.

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

The Partnership has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner.  Property management services are provided by an affiliate of NHP Management Company (“NHP”), an affiliate of AIMCO.

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

Item 2.

Description of Properties

The following table sets forth the Partnership's investment in properties:

Date of
Property	Purchase	Type of Ownership	Use

Bronson Place Apartments	11/01/88	Fee ownership subject	Apartment
Mountlake Terrace, WA		to a first mortgage	70 units

Defoors Crossing Apartments	05/01/89	Fee simple	Apartment
Atlanta, GA			60 units

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Bronson Place
Apartments	$ 4,307	$ 2,179	5-40 yrs	S/L	$ 2,199
Defoors
Crossing
Apartments	3,804	1,875	5-40 yrs	S/L	1,899
Totals	$ 8,111	$ 4,054			$ 4,098

See "Note A, Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering one of the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate (1)	Amortized	Date(2)	Maturity (2)
	(in thousands)

Bronson Place	$ 1,878	(1)	30 yrs	09/15/07	$ 1,861
Apartments

(1)

Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 105 basis points. The rate at December 31, 2006 was 6.30%.

(2)

See “Note B – Mortgage Note Payable” to the financial statements included in "Item 7. Financial Statements” for information with respect to the Partnership's ability to prepay the loan and other specific details about the loan.

On October 21, 2005, the Partnership obtained financing for Bronson Place Apartments with a mortgage loan in the principal amount of approximately $1,912,000. The loan was financed under a permanent credit facility (“Permanent Credit Facility”) with Fannie Mae.  The Permanent Credit Facility has a maturity of September 15, 2007, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Partnership. The Permanent Credit Facility creates separate loans for each property.  The loans under the Permanent Credit Facility are not cross-collateralized or cross-defaulted with the other property loans. The loan encumbering Bronson Place Apartments has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 105 basis points. The rate was 6.30% at December 31, 2006 and resets monthly. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that the mortgage encumbering Bronson Place Apartments was financed under the Permanent Credit Facility. The loan is prepayable without penalty.  As a condition of making the new mortgage, the lender required an affiliate of the Partnership to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

In accordance with the terms of the loan agreement relating to the mortgage, the payment of the mortgage may be accelerated at the option of the lender if an Event of Default, as defined in the loan agreement occurs. Events of Default include, but are not limited to nonpayment of monthly interest and reserve requirements and nonpayment of amounts outstanding on or before the maturity date.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 for each property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2006	2005	2006	2005
Bronson Place Apartments (1)	$9,638	$9,360	95%	90%
Mountlake Terrace, WA
Defoors Crossing Apartments (2)	8,478	7,757	91%	94%
Atlanta, GA

(1)

The General Partner attributes the increase in occupancy at Bronson Place Apartments to improved economic conditions in the Seattle area and a more stable tenant base.

(2)

The General Partner attributes the decrease in occupancy at Defoors Crossing Apartments to increased competition in the Atlanta area.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and effective rates in 2006 for each property were as follows:

	2006	2006
	Billings	Rates
	(in thousands)
Bronson Place Apartments	$ 49	1.02%
Defoors Crossing Apartments	36	1.75%

Capital Improvements

Bronson Place Apartments

During the year ended December 31, 2006, the Partnership completed approximately $280,000 of capital improvements at Bronson Place Apartments, consisting primarily of roof replacement, structural upgrades, appliance and floor covering replacements and construction related to the fire discussed in “Item 6. Management’s Discussion and Analysis or Plan of Operation - Results of Operations”. These improvements were funded from operating cash flow and insurance proceeds.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

DeFoors Crossing Apartments

During the year ended December 31, 2006, the Partnership completed approximately $75,000 of capital improvements at DeFoors Crossing Apartments, consisting primarily of roof and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.

Legal Proceedings

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO

Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered 80,000 and sold 61,063 Limited Partnership Units (the "Units") during its offering period through May 4, 1990, aggregating approximately $15,266,000. The Partnership currently has 61,063 Units outstanding and 1,081 holders of record. Affiliates of the General Partner and AIMCO owned 24,498 Units or 40.12% at December 31, 2006. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2006	Unit	December 31, 2005	Unit

Operations	$ 110	$ 1.79	$ 380	$ 6.16
Sale (1)	--	--	4,941	80.11
Financing (2)	--	--	1,704	27.63
	$ 110	$ 1.79	$ 7,025	$113.90

(1)

Proceeds from the July 2005 sale of Meadow Wood Apartments.

(2)

Proceeds from the October 2005 financing of the mortgage encumbering Bronson Place Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sales and/or financings.  The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2007 or subsequent periods.  See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 Units in the Partnership representing 40.12% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at December 31, 2006, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership recognized a net loss of approximately $128,000 for the year ended December 31, 2006, compared to net income of approximately $2,867,000 for the year ended December 31, 2005. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets”, the statement of operations included in “”Item 7. Financial Statements” for the year ended December 31, 2005 reflects the operations of Meadow Wood Apartments as income from discontinued operations due to the sale of the property. On July 22, 2005, the Partnership sold Meadow Wood Apartments to a third party for a gross sales price of $5,075,000.  The net proceeds realized by the Partnership were approximately $4,941,000 after payment of closing costs of approximately $134,000. The Partnership recognized a gain of approximately $2,732,000 during the year ended December 31, 2005 as a result of the sale and this amount is included in gain from sale of discontinued operations.  The property’s operations included income of approximately $129,000 for the year ended December 31, 2005. Also included in the income from discontinued operations for the year ended December 31, 2005 are revenues of approximately $372,000.

The Partnership’s loss from continuing operations for the year ended December 31, 2006 was approximately $128,000, compared to income from continuing operations of approximately $6,000 for the year ended December 31, 2005. The decrease in income from continuing operations is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in total expenses is due to increases in operating, depreciation, and interest expenses, partially offset by a decrease in general and administrative expenses. Property tax expense remained relatively constant for the comparable periods. Operating expenses increased primarily due to increases in salaries and related benefits at both of the Partnership’s investment properties, contract services at Bronson Place Apartments, and maintenance expense related to water filtration affecting four units at Bronson Place Apartments, partially offset by a decrease in advertising expense at Defoors Crossing Apartments. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at both properties. Interest expense increased due to the financing of the mortgage encumbering Bronson Place Apartments during 2005, as discussed in “Liquidity and Capital Resources”.

The decrease in general and administrative expenses is primarily due to a decrease in accountable reimbursements charged by an affiliate of the General Partner as allowed under the Partnership Agreement, partially offset by the write off of a commission owed to the General Partner previously accrued in association with the 1999 sale of the Peachtree Corners Medical Building. During the year ended December 31, 2005, the General Partner determined that the limited partners will not receive their adjusted capital investment and applicable return with future sales or financings and accordingly reversed the previous accrual of approximately $21,000. Also included in general and administrative expenses for the years ended December 31, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to an increase in rental income and the recognition of a casualty gain.  Rental income increased primarily due to increases in occupancy at Bronson Place Apartments and the average rental rate at both of the Partnership’s investment properties and a decrease in bad debt expense, partially offset by a decrease in occupancy at Defoors Crossing Apartments. Other income remained relatively constant for the comparable periods.

In March 2006, there was a fire at Bronson Place Apartments, causing damage to one unit. Insurance proceeds of approximately $36,000 were received during the year ended December 31, 2006 to cover the damages. The Partnership recognized a casualty gain of approximately $20,000 during the year ended December 31, 2006 as a result of the receipt of insurance proceeds offset by the write-off of the undepreciated damaged assets of approximately $16,000.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $73,000, compared to approximately $229,000 at December 31, 2005. Cash and cash equivalents decreased approximately $156,000 due to approximately $332,000 and $24,000 of cash used in investing and financing activities, respectively, partially offset by approximately $200,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by the receipt of insurance proceeds. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgage encumbering Bronson Place Apartments, partially offset by advances received from an affiliate of the General Partner and a refund of loan costs previously paid related to the financing obtained on Bronson Place Apartments during October 2005. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On October 21, 2005, the Partnership obtained financing for Bronson Place Apartments with a mortgage loan in the principal amount of approximately $1,912,000. The outstanding balance at December 31, 2006 was approximately $1,878,000. The loan was financed under a permanent credit facility (“Permanent Credit Facility”) with Fannie Mae.  The Permanent Credit Facility has a maturity of September 15, 2007, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the General Partner of the Partnership. The Permanent Credit Facility creates separate loans for each property.  The loans under the Permanent Credit Facility are not cross-collateralized or cross-defaulted with the other property loans. The loan encumbering Bronson Place Apartments has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 105 basis points. The rate was 6.30% at December 31, 2006 and resets monthly. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that the mortgage encumbering Bronson Place Apartments was financed under the Permanent Credit Facility. The loan is prepayable without penalty.  As a condition of making the new mortgage, the lender required an affiliate of the Partnership to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage. In connection with obtaining the mortgage, loan costs of approximately $80,000 were capitalized and are included in other assets on the balance sheet included in “Item 7. Financial Statements”. The General Partner will attempt to refinance the mortgage encumbering Bronson Place Apartments and/or sell the property prior to its September 2007 maturity. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2006	Unit	December 31, 2005	Unit

Operations	$ 110	$ 1.79	$ 380	$ 6.16
Sale (1)	--	--	4,941	80.11
Financing (2)	--	--	1,704	27.63
	$ 110	$ 1.79	$ 7,025	$113.90

(1)

Proceeds from the July 2005 sale of Meadow Wood Apartments.

(2)

Proceeds from the October 2005 financing of the mortgage encumbering Bronson Place Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sales and/or financings.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 Units in the Partnership representing 40.12% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at December 31, 2006, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Financial Statements

UNITED INVESTORS INCOME PROPERTIES

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2006

Statements of Operations - Years ended December 31, 2006 and 2005

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2006 and 2005

Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

United Investors Income Properties

We have audited the accompanying balance sheet of United Investors Income Properties as of December 31, 2006, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Investors Income Properties at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 15, 2007

UNITED INVESTORS INCOME PROPERTIES

BALANCE SHEET
(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 73
Receivables and deposits		70
Other assets		63
Investment properties (Notes B and C):
Land	$ 1,021
Buildings and related personal property	7,090
	8,111
Less accumulated depreciation	(4,054)	4,057
		$ 4,263
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 16
Tenant security deposit liabilities		26
Other liabilities		30
Due to affiliates (Note D)		131
Mortgage note payable (Note B)		1,878

Partners’ (Deficiency) Capital
General partner	$ (41)
Limited partners (61,063 units issued and outstanding)	2,223	2,182
		$ 4,263

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:
Rental income	$ 1,093	$ 1,001
Other income	113	112
Casualty gain (Note F)	20	--
Total revenues	1,226	1,113

Expenses:
Operating	715	618
General and administrative	105	113
Depreciation	286	264
Interest	164	24
Property taxes	84	88
Total expenses	1,354	1,107

(Loss) income from continuing operations	(128)	6
Income from discontinued operations (Notes A and E)	--	129
Gain from sale of discontinued operations (Note E)	--	2,732

Net (loss) income (Note G)	$ (128)	$ 2,867

Net (loss) income allocated to general partner	$ (1)	$ 96
Net (loss) income allocated to limited partners	(127)	2,771
	$ (128)	$ 2,867
Per limited partnership unit:
(Loss) income from continuing operations	$ (2.08)	$ 0.10
Income from discontinued operations	--	2.08
Gain from sale of discontinued operations	--	43.20

Net (loss) income	$ (2.08)	$ 45.38

Distributions per limited partnership unit	$ 1.79	$113.90

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	61,063	$ --	$15,266	$15,266

Partners' (deficiency) capital at
December 31, 2004	61,063	$ (65)	$ 6,643	$ 6,578

Distributions to partners	--	(70)	(6,955)	(7,025)

Net income for the year ended
December 31, 2005	--	96	2,771	2,867

Partners' (deficiency) capital at
December 31, 2005	61,063	(39)	2,459	2,420

Distribution to partners	--	(1)	(109)	(110)

Net loss for the year ended
December 31, 2006	--	(1)	(127)	(128)

Partners' (deficiency) capital at
December 31, 2006	61,063	$ (41)	$ 2,223	$ 2,182

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$ (128)	$ 2,867
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	286	311
Amortization of loan costs	43	4
Casualty gain	(20)	--
Gain from sale of discontinued operations	--	(2,732)
Change in accounts:
Receivables and deposits	(4)	(26)
Other assets	11	1
Accounts payable	(5)	(22)
Tenant security deposit liabilities	8	2
Accrued property taxes	--	3
Due to affiliates	26	(5)
Other liabilities	(17)	(5)
Net cash provided by operating activities	200	398

Cash flows from investing activities:
Insurance proceeds received	36	--
Property improvements and replacements	(368)	(274)
Net proceeds from sale of discontinued operations	--	4,941
Net cash (used in) provided by investing activities	(332)	4,667

Cash flows from financing activities:
Payments on mortgage note payable	(29)	(5)
Advances from affiliate	105	22
Payments on advances from affiliate	--	(22)
Loan costs refunded (paid)	10	(74)
Proceeds from mortgage note payable	--	1,912
Distributions to partners	(110)	(7,025)
Net cash used in financing activities	(24)	(5,192)

Net decrease in cash and cash equivalents	(156)	(127)
Cash and cash equivalents at beginning of year	229	356
Cash and cash equivalents at end of year	$ 73	$ 229

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 120	$ 20
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ --	$ 13

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization: United Investors Income Properties (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri on June 23, 1988.  The Partnership is governed by an Agreement of Limited Partnership dated July 27, 1988. United Investors Real Estate, Inc., a Delaware corporation, is the sole general partner ("UIRE" or the "General Partner") of the Partnership. UIRE is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2018 unless terminated prior to such date. As of December 31, 2006, the Partnership operates one residential property in the northwest and one residential property in the south.

Basis of Presentation: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying statement of operations for the year ended December 31, 2005 reflects the operations of Meadow Wood Apartments, which was sold July 22, 2005, as income from discontinued operations.

Cash and cash equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $57,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Allocations of profits, losses and distributions: In accordance with the partnership agreement, all operating profits, losses and distributions are to be allocated 1% to the General Partner and 99% to the limited partners. Profits from the sale of an investment property are allocated in accordance with the partnership agreement.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

The Partnership did not capitalize any costs related to interest, property taxes, or operating costs during the years ended December 31, 2006 and 2005.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

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

Deferred Costs: Loan costs of approximately $80,000, less accumulated amortization of approximately $47,000, are included in other assets and are amortized over the term of the related loan agreement. During the year ended December 31, 2006, $10,000 of loan costs previously paid for the financing obtained on Bronson Place Apartments during October 2005 were refunded. Amortization expense for 2006 and 2005 of approximately $43,000 and $4,000, respectively, is included in interest expense on the accompanying statements of operations. Amortization expense is expected to be approximately $33,000 for 2007.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense was approximately $53,000 and $91,000 for the years ended December 31, 2006 and 2005, respectively, and is included in operating expense and income from discontinued operations.

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

Reclassifications: Certain reclassifications have been made to the 2005 balances to conform to the 2006 presentation.

Recent Accounting Pronouncements:

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

Bronson Place Apartments	$1,878	$ 10	(1)	09/15/07	$ 1,861

(1)

Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 105 basis points. The rate at December 31, 2006 was 6.30%.

On October 21, 2005, the Partnership obtained financing for Bronson Place Apartments with a mortgage loan in the principal amount of approximately $1,912,000. The loan was financed under a permanent credit facility (“Permanent Credit Facility”) with Fannie Mae.  The Permanent Credit Facility has a maturity of September 15, 2007, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the general partner of the Partnership. The Permanent Credit Facility creates separate loans for each property.  The loans under the Permanent Credit Facility are not cross-collateralized or cross-defaulted with the other property loans. The loan encumbering Bronson Place Apartments has a variable interest rate of the Fannie Mae discounted mortgage-backed security index plus 105 basis points. The rate was 6.30% at December 31, 2006 and resets monthly. Monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that the mortgage encumbering Bronson Place Apartments was financed under the Permanent Credit Facility. The loan is prepayable without penalty. As a condition of making the new mortgage, the lender required an affiliate of the Partnership to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage.

In accordance with the terms of the loan agreement relating to the mortgage, the payment of the mortgage may be accelerated at the option of the lender if an Event of Default, as defined in the loan agreement occurs. Events of Default include, but are not limited to nonpayment of monthly interest and reserve requirements and nonpayment of amounts outstanding on or before the maturity date.

Scheduled principal payments on the mortgage note payable subsequent to December 31, 2006 are as follows (in thousands):

2007	$1,878

Note C – Investment Properties and Accumulated Depreciation

Initial Cost
To Partnership

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)	(in thousands)		(in thousands)
Bronson Place Apartments	$ 1,878	$ 501	$ 2,568	$ 1,238
Defoors Crossing Apartments	--	520	2,480	804
Totals	$ 1,878	$ 1,021	$ 5,048	$ 2,042

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
Bronson Place
Apartments	$ 501	$ 3,806	$ 4,307	$ 2,179	1988	11/01/88	5-40 yrs
Defoors Crossing
Apartments	520	3,284	3,804	1,875	1988	05/01/89	5-40 yrs
Totals	$ 1,021	$ 7,090	$ 8,111	$ 4,054

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2006	2005
	(in thousands)
Investment Properties
Balance at beginning of year	$ 7,784	$11,575
Property improvements and replacements	355	287
Sale of investment property	--	(4,078)
Disposal of property	(28)	--
Balance at end of year	$ 8,111	$ 7,784

Accumulated Depreciation
Balance at beginning of year	$ 3,780	$ 5,373
Additions charged to expense	286	311
Sale of investment property	--	(1,904)
Disposal of property	(12)	--
Balance at end of year	$ 4,054	$ 3,780

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005 is approximately $8,220,000 and $7,893,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $4,122,000 and $3,818,000, respectively.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $59,000 and $73,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses and income from discontinued operations.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $40,000 and $76,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses. At December 31, 2006, approximately $23,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates.

In accordance with the Partnership Agreement, during the years ended December 31, 2006 and 2005, an affiliate of the General Partner advanced approximately $105,000 and $22,000, respectively, to the Partnership to fund operating expenses at both of the Partnership’s investment properties. Interest is charged at the prime rate plus

2% (10.25% at December 31, 2006). Interest expense was approximately $3,000 and less than $1,000, respectively, for the years ended December 31, 2006 and 2005. During the year ended December 31, 2005, the Partnership repaid advances of approximately $22,000 with proceeds from the financing obtained on Bronson Place Apartments. At December 31, 2006, the total amount of advances and accrued interest due to an affiliate of the General Partner was approximately $108,000 and is included in due to affiliates.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During each of the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $25,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 limited partnership units (the "Units") in the Partnership representing 40.12% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and Units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at December 31, 2006, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note E – Disposition of Investment Property

On July 22, 2005, the Partnership sold Meadow Wood Apartments to a third party for a gross sales price of $5,075,000.  The net proceeds realized by the Partnership were approximately $4,941,000 after payment of closing costs of approximately $134,000. The Partnership recognized a gain of approximately $2,732,000 during the year ended December 31, 2005 as a result of the sale and this amount is included in gain from sale of discontinued operations.  The property’s operations included income of approximately $129,000 for the year ended December 31, 2005. Also included in the income from discontinued operations for the year ended December 31, 2005 are revenues of approximately $372,000.

Note F – Casualty Event

In March 2006, there was a fire at Bronson Place Apartments, causing damage to one unit. Insurance proceeds of approximately $36,000 were received during the year ended December 31, 2006 to cover the damages. The Partnership recognized a casualty gain of approximately $20,000 as a result of the receipt of insurance proceeds, offset by the write-off of the undepreciated damaged assets of approximately $16,000.

Note G - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net (loss) income as reported in the financial statements and Federal taxable income allocated to the partners in the Partnership's tax return for the years ended December 31, 2006 and 2005 (in thousands, except unit data):

	2006	2005
Net (loss) income as reported	$ (128)	$2,867
Add (deduct):
Gain from sale of property	--	61
Deferred revenue and other liabilities	(23)	(78)
Depreciation differences	(18)	(19)
Federal taxable (loss) income	$ (169)	$2,831
Federal taxable (loss) income per limited
partnership unit	$(2.74)	$43.97

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 2006 (in thousands):

Net assets as reported	$ 2,182
Differences in basis of assets
Deferred revenue and other liabilities	(66)
Accumulated depreciation	(68)
Buildings	109
Syndication costs	1,902

Net assets - tax basis	$ 4,059

Note H - Contingencies

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance, Compliance with Section 16(a) of the Exchange Act

United Investors Income Properties (the "Registrant" or the "Partnership") has no directors or officers.  The names of the directors and officers of United Investors Real Estate, Inc. ("UIRE" or the "General Partner"), their ages and the nature of all positions with UIRE presently held by them are set forth below. There are no family relationships between or among any directors and officers.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the General Partner.

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

Item 10.

Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the General Partner during the year ended December 31, 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth those persons or entities known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2006 and the ownership interests in limited partnership units of the General Partner and its affiliates.

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

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $59,000 and $73,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses and income from discontinued operations on the statements of operations included in “Item 7. Financial Statements”.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $40,000 and $76,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses on the statements of operations included in “Item 7. Financial Statements”. At December 31, 2006, approximately $23,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

In accordance with the Partnership Agreement, during the years ended December 31, 2006 and 2005, an affiliate of the General Partner advanced approximately $105,000 and $22,000, respectively, to the Partnership to fund operating expenses at both of the Partnership’s investment properties. Interest is charged at the prime rate plus 2% (10.25% at December 31, 2006). Interest expense was approximately $3,000 and less than $1,000, respectively, for the years ended December 31, 2006 and 2005. During the year ended December 31, 2005, the Partnership repaid advances of approximately $22,000 with proceeds from the financing obtained on Bronson Place Apartments. At December 31, 2006, the total amount of advances and accrued interest due to an affiliate of the General Partner was approximately $108,000 and is included in due to affiliates.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During each of the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $25,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 Units in the Partnership representing 40.12% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at December 31, 2006, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $31,000 and $41,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $6,000 and $13,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INVESTORS INCOME PROPERTIES

By: United Investors Real Estate, Inc.
General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 16, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 16, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 16, 2007
Stephen B. Waters

UNITED INVESTORS INCOME PROPERTIES

INDEX TO EXHIBITS

Exhibit

Description

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

UNITED INVESTORS INCOME PROPERTIES

INDEX TO EXHIBITS (continued)

Exhibit

Description

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

10.16

Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated October 21, 2005 between United Investors Income Properties, a Missouri Limited Partnership and GMAC Commercial Mortgage Corporation. (1)

UNITED INVESTORS INCOME PROPERTIES

INDEX TO EXHIBITS (continued)

Exhibit

Description

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

Date:  March 16, 2007

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

Date:  March 16, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of United Investors Real Estate, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of United Investors Income Properties (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 16, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 16, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.