Form 10QSB
period 2007-03-31
UNITED INVESTORS INCOME PROPERTIES
filed 2007-05-11
CIK 830056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

UNITED INVESTORS INCOME PROPERTIES

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 106
Receivables and deposits		80
Other assets		68
Investment properties:
Land	$ 1,021
Buildings and related personal property	7,116
	8,137
Less accumulated depreciation	(4,131)	4,006
		$ 4,260
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 21
Tenant security deposit liabilities		29
Accrued property taxes		24
Other liabilities		24
Due to affiliates (Note B)		111
Mortgage note payable		1,871

Partners' (Deficiency) Capital
General partner	$ (41)
Limited partners (61,063 units issued and
outstanding)	2,221	2,180
		$ 4,260

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended March 31,
	2007	2006
Revenues:
Rental income	$ 301	$ 258
Other income	30	26
Total revenues	331	284

Expenses:
Operating	163	160
General and administrative	26	27
Depreciation	77	70
Interest	43	36
Property taxes	24	22
Total expenses	333	315

Net loss	$ (2)	$ (31)

Net loss allocated to general partner (1%)	$ --	$ --
Net loss allocated to limited partners (99%)	(2)	(31)
	$ (2)	$ (31)

Net loss per limited partnership unit	$ (0.03)	$ (0.51)

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	61,063	$ --	$15,266	$15,266

Partners' (deficiency) capital
at December 31, 2006	61,063	$ (41)	$ 2,223	$ 2,182

Net loss for the three months
ended March 31, 2007	--	--	(2)	(2)

Partners' (deficiency) capital
at March 31, 2007	61,063	$ (41)	$ 2,221	$ 2,180

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (2)	$ (31)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	77	70
Amortization of loan costs	11	11
Change in accounts:
Receivables and deposits	(10)	2
Other assets	(16)	(8)
Accounts payable	--	4
Tenant security deposit liabilities	3	--
Accrued property taxes	24	22
Other liabilities	(6)	(31)
Due to affiliates	(20)	--
Net cash provided by operating activities	61	39

Cash flows used in investing activities:
Property improvements and replacements	(21)	(48)

Cash flows from financing activities:
Payments on mortgage note payable	(7)	(7)
Loan costs refunded	--	10
Net cash (used in) provided by financing activities	(7)	3

Net increase (decrease) in cash and cash equivalents	33	(6)

Cash and cash equivalents at beginning of period	73	229

Cash and cash equivalents at end of period	$ 106	$ 223

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 30	$ 26
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 5	$ 4

At December 31, 2005, approximately $13,000 of property improvements and replacements were included in accounts payable, which are included in property improvements and replacements for the three months ended March 31, 2006.

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Partnership’s general partner, United Investors Real Estate, Inc. (the “General Partner” or “UIRE”), a Delaware corporation and a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Certain reclassifications have been made to the 2005 balances to conform to the 2006 presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services.

The Partnership paid to such affiliates approximately $16,000 and $14,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $12,000 and $9,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, during the third and fourth quarters of 2006, an affiliate of the General Partner advanced approximately $105,000 to the Partnership to fund operating expenses at both of the Partnership’s investment properties. Interest is charged at the prime rate plus 2% (10.25% at March 31, 2007). Interest expense was approximately $3,000 for the three months ended March 31, 2007. At March 31, 2007, the total amount of advances and accrued interest due to an affiliate of the General Partner was approximately $111,000 and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $28,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $25,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C - Contingencies

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action. The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Bronson Place Apartments (1)	98%	89%
Mountlake Terrace, Washington
Defoors Crossing Apartments	96%	94%
Atlanta, Georgia

(1)

The General Partner attributes the increase in occupancy at Bronson Place Apartments to increased resident retention efforts.

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

Results of Operations

The Partnership recognized net losses of approximately $2,000 and $31,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease in net loss is due to an increase in total revenues, partially offset by an increase in total expenses. Total revenues increased due to an increase in rental income.  Other income remained relatively constant for the comparable periods. Rental income increased primarily due to increases in occupancy and the average rental rate at both of the Partnership’s investment properties.

Total expenses increased due to increases in both depreciation and interest expense. Operating, general and administrative and property tax expenses remained relatively constant for the comparable periods. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at both properties. Interest expense increased due to a higher variable interest rate on the mortgage encumbering Bronson Place Apartments and an increase in interest expense on advances from an affiliate of the General Partner.

Included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $106,000, compared to approximately $223,000 at March 31, 2006. The increase in cash and cash equivalents of approximately $33,000, from December 31, 2006, is due to approximately $61,000 of cash provided by operating activities, partially offset by approximately $21,000 and $7,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of principal payments made on the mortgage encumbering Bronson Place Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

Bronson Place Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $19,000 of capital improvements at Bronson Place Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2007. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

DeFoors Crossing Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $7,000 of capital improvements at DeFoors Crossing Apartments, consisting primarily of water heater upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2007. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering Bronson Place Apartments of approximately $1,871,000 is amortized over 30 years with a balloon payment of approximately $1,861,000 due on September 15, 2007. Interest is equal to the Fannie Mae discounted mortgage-backed security index plus 85 to 105 basis points depending on certain performance criteria (6.25% at March 31, 2007).  The interest rate resets monthly.  The General Partner has the option to extend the maturity for five years. The General Partner will either exercise such option or attempt to refinance such indebtedness and/or sell the property prior to its September 2007 maturity. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership made no distributions to the partners for the three months ended March 31, 2007 or 2006. Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sales and/or financings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital improvements to permit distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 limited partnership units (the "Units") in the Partnership representing 40.12% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at March 31, 2007, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INVESTORS INCOME PROPERTIES

By: United Investors Real Estate, Inc.
General Partner

Date: May 10, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 10, 2007	By: /s/Stephen B. Waters
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

10.2

Agreement of Purchase and Sale, dated June 22, 1988, between United Investors Real Estate, Inc., as nominee for United Investors Income Properties, as purchaser, and Nilsen/Bay Ridge Development, Inc. and MBIV Development, as seller, relating to Bronson Place Apartments; incorporated by reference to the Partnership's Quarterly Report on Form 10-Q previously filed on August 11, 1988.

10.3

Agreement of Purchase and Sale, dated October 20, 1988, between United Investors Real Estate, Inc., as purchaser, and Defoors Crossing Associates, Ltd., as seller, relating to Defoors Crossing Apartments, and amendments thereto; incorporated by reference to the Post-Effective Amendment No.1 to Partnership's Registration Statement previously filed on February 1, 1989.

10.8

Stock Purchase Agreement dated December 4, 1992, showing the purchase of 100% of the outstanding stock of United Investors Real Estate, Inc. by MAE GP Corporation; incorporated by reference to the Partnership's Current Report on Form 8-K previously filed on December 31, 1992.

10.12

Multifamily Note dated October 21, 2005 between United Investors Income Properties, a Missouri Limited Partnership, and GMAC Commercial Mortgage Corporation. (1)

10.13

Guaranty dated October 21, 2005 by AIMCO Properties, L.P. for the benefit of GMAC Commercial Mortgage Corporation. (1)

10.14

Replacement Reserve and Security Agreement dated October 21, 2005 between United Investors Income Properties, a Missouri Limited Partnership, and GMAC Commercial Mortgage Corporation. (1)

10.15

Assignment of Security Instrument dated October 21, 2005 between GMAC Commercial Mortgage Corporation and Fannie Mae. (1)

10.16

Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated October 21, 2005 between United Investors Income Properties, a Missouri Limited Partnership, and GMAC Commercial Mortgage Corporation. (1)

10.17

Indemnification Agreement dated October 21, 2005 between United Investors Income Properties, a Missouri Limited Partnership, and AIMCO Properties, L.P. in favor of GMAC Commercial Mortgage Corporation. (1)

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 10, 2007

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

Date:  May 10, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of United Investors Real Estate, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of United Investors Income Properties (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 10, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 10, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.