Form 10QSB
period 2007-06-30
UNITED INVESTORS INCOME PROPERTIES
filed 2007-08-14
CIK 830056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

UNITED INVESTORS INCOME PROPERTIES

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 149
Receivables and deposits		77
Other assets		57
Investment properties:
Land	$ 1,021
Buildings and related personal property	7,161
	8,182
Less accumulated depreciation	(4,209)	3,973
		$ 4,256
Liabilities and Partners’ (Deficiency) Capital
Liabilities
Accounts payable		$ 31
Tenant security deposit liabilities		31
Accrued property taxes		20
Other liabilities		39
Due to affiliates (Note B)		114
Mortgage note payable		1,864

Partners' (Deficiency) Capital
General partner	$ (41)
Limited partners (61,063 units issued and
outstanding)	2,198	2,157
		$ 4,256

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 305	$ 264	$ 606	$ 522
Other income	39	29	69	55
Total revenues	344	293	675	577

Expenses:
Operating	190	197	353	357
General and administrative	31	29	57	56
Depreciation	78	71	155	141
Interest	45	40	88	76
Property taxes	23	23	47	45
Total expenses	367	360	700	675

Net loss	$ (23)	$ (67)	$ (25)	$ (98)

Net loss allocated to general
partner (1%)	$ --	$ (1)	$ --	$ (1)
Net loss allocated to limited
partners (99%)	(23)	(66)	(25)	(97)

	$ (23)	$ (67)	$ (25)	$ (98)

Net loss per limited partnership unit	$ (0.38)	$ (1.08)	$ (0.41)	$ (1.59)

Distribution per limited
partnership unit	$ --	$ 1.79	$ --	$ 1.79

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	61,063	$ --	$15,266	$15,266

Partners' (deficiency) capital
at December 31, 2006	61,063	$ (41)	$ 2,223	$ 2,182

Net loss for the six months
ended June 30, 2007	--	--	(25)	(25)

Partners' (deficiency) capital
at June 30, 2007	61,063	$ (41)	$ 2,198	$ 2,157

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (25)	$ (98)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	155	141
Amortization of loan costs	22	21
Change in accounts:
Receivables and deposits	(7)	12
Other assets	(16)	(1)
Accounts payable	10	9
Tenant security deposit liabilities	5	3
Accrued property taxes	20	20
Other liabilities	9	(10)
Due to affiliates	(17)	--
Net cash provided by operating activities	156	97

Cash flows used in investing activities:
Property improvements and replacements	(66)	(146)

Cash flows from financing activities:
Payments on mortgage note payable	(14)	(14)
Advance from affiliate	--	19
Distribution to partners	--	(110)
Loan costs refunded	--	10
Net cash used in financing activities	(14)	(95)

Net increase (decrease) in cash and cash equivalents	76	(144)

Cash and cash equivalents at beginning of period	73	229

Cash and cash equivalents at end of period	$ 149	$ 85

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 60	$ 56
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 5	$ 15

At December 31, 2005, approximately $13,000 of property improvements and replacements were included in accounts payable, which are included in property improvements and replacements for the six months ended June 30, 2006.

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Partnership’s general partner, United Investors Real Estate, Inc. (the “General Partner” or “UIRE”), a Delaware corporation and a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $33,000 and $28,000 for the six months ended June 30, 2007 and 2006, respectively, which are included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $25,000 and $18,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, during the six months ended June 30, 2006, an affiliate of the General Partner advanced approximately $19,000 to the Partnership to fund operating expenses at Bronson Place Apartments.  In addition, during the third and fourth quarters of 2006, an affiliate of the General Partner advanced approximately $86,000 to the Partnership to fund operating expenses at both of the Partnership’s investment properties. Interest is charged at the prime rate plus 2% (10.25% at June 30, 2007). Interest expense was approximately $6,000 and less than $1,000 for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, the total amount of advances and accrued interest due to an affiliate of the General Partner was approximately $114,000 and is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $34,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $25,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C - Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Bronson Place Apartments (1)	97%	92%
Mountlake Terrace, Washington
DeFoors Crossing Apartments (2)	96%	91%
Atlanta, Georgia

(1)

The General Partner attributes the increase in occupancy at Bronson Place Apartments to increased resident retention efforts.

(2)

The General Partner attributes the increase in occupancy at DeFoors Crossing Apartments to increased marketing and resident retention efforts.

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

Results of Operations

The Partnership recognized net loss of approximately $23,000 and $25,000 for the three and six months ended June 30, 2007, respectively, compared to net loss of approximately $67,000 and $98,000 for the three and six months ended June 30, 2006, respectively.   The decrease in net loss for both the three and six months ended June 30, 2007 is due to an increase in total revenues, partially offset by an increase in total expenses. Total revenues increased for both the three and six months ended June 30, 2007 due to increases in both rental and other income.  Rental income increased for both periods primarily due to increases in both occupancy and the average rental rate at both of the Partnership’s investment properties. The increase in other income for both periods is primarily due to an increase in utility reimbursements at both of the Partnership’s investment properties.

Total expenses increased for both the three and six months ended June 30, 2007 due to increases in depreciation and interest expenses. The increase in total expenses for the three months ended June 30, 2007 was partially offset by a decrease in operating expenses, which remained relatively constant for the six months ended June 30, 2007. General and administrative and property tax expenses remained relatively constant for the comparable periods. Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months primarily at Bronson Place Apartments. Interest expense increased for both periods due to a higher variable interest rate on the mortgage encumbering Bronson Place Apartments and an increase in interest expense on advances from an affiliate of the General Partner due to a higher average advance balance.  The decrease in operating expenses for the three months ended June 30, 2007 is primarily due to a decrease in contract maintenance expense at Bronson Place Apartments.

Included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $149,000, compared to approximately $85,000 at June 30, 2006. The increase in cash and cash equivalents of approximately $76,000, from December 31, 2006, is due to approximately $156,000 of cash provided by operating activities, partially offset by approximately $66,000 and $14,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of principal payments made on the mortgage encumbering Bronson Place Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

Bronson Place Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $47,000 of capital improvements at Bronson Place Apartments, consisting primarily of major landscaping, structural improvements, and appliance and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2007. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

DeFoors Crossing Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $24,000 of capital improvements at DeFoors Crossing Apartments, consisting primarily of water heater upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2007. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering Bronson Place Apartments of approximately $1,864,000 is amortized over 30 years with a balloon payment of approximately $1,861,000 due on September 15, 2007. Interest is equal to the Fannie Mae discounted mortgage-backed security index plus 85 to 105 basis points depending on certain performance criteria (6.255% at June 30, 2007).  The interest rate resets monthly.  The General Partner has the option to extend the maturity for five years. The General Partner will either exercise such option or attempt to refinance such indebtedness and/or sell the property prior to its September 2007 maturity. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2007 and 2006 (in thousands, except per unit data):

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2007	Unit	June 30, 2006	Unit

Operations	$ --	$ --	$110	$1.79

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

Other

In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 limited partnership units (the "Units") in the Partnership representing 40.12% of the outstanding Units at June 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at June 30, 2007, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

UNITED INVESTORS INCOME PROPERTIES

By: United Investors Real Estate, Inc.
General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of United Investors Real Estate, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of United Investors Income Properties (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13 , 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.