Form 10QSB
period 2007-09-30
UNITED INVESTORS INCOME PROPERTIES
filed 2007-11-13
CIK 830056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

UNITED INVESTORS INCOME PROPERTIES

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 1,431
Receivables and deposits		79
Other assets		125
Investment properties:
Land	$ 1,021
Buildings and related personal property	7,389
	8,410
Less accumulated depreciation	(4,290)	4,120
		$ 5,755
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 74
Tenant security deposit liabilities		36
Accrued property taxes		13
Other liabilities		36
Mortgage note payable (Note D)		3,451

Partners' (Deficiency) Capital
General partner	$ (41)
Limited partners (61,063 units issued and
outstanding)	2,186	2,145
		$ 5,755

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 312	$ 278	$ 918	$ 800
Other income	38	28	107	83
Total revenues	350	306	1,025	883

Expenses:
Operating	182	176	535	533
General and administrative	25	25	82	81
Depreciation	81	72	236	213
Interest	50	45	138	121
Property taxes	24	23	71	68
Total expenses	362	341	1,062	1,016

Casualty gain (Note C)	--	20	--	20

Net loss	$ (12)	$ (15)	$ (37)	$ (113)

Net loss allocated to general
partner (1%)	$ --	$ --	$ --	$ (1)
Net loss allocated to limited
partners (99%)	(12)	(15)	(37)	(112)

	$ (12)	$ (15)	$ (37)	$ (113)

Net loss per limited partnership unit	$ (0.20)	$ (0.25)	$ (0.61)	$ (1.83)

Distribution per limited
partnership unit	$ --	$ --	$ --	$ 1.79

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	61,063	$ --	$15,266	$15,266

Partners' (deficiency) capital
at December 31, 2006	61,063	$ (41)	$ 2,223	$ 2,182

Net loss for the nine months
ended September 30, 2007	--	--	(37)	(37)

Partners' (deficiency) capital
at September 30, 2007	61,063	$ (41)	$ 2,186	$ 2,145

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (37)	$ (113)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	236	213
Amortization of loan costs	32	32
Casualty gain	--	(20)
Change in accounts:
Receivables and deposits	(9)	(8)
Other assets	(43)	2
Accounts payable	30	(6)
Tenant security deposit liabilities	10	7
Accrued property taxes	13	16
Other liabilities	6	(8)
Due to affiliates	(26)	13
Net cash provided by operating activities	212	128

Cash flows from investing activities:
Insurance proceeds received	--	36
Property improvements and replacements	(271)	(221)
Net cash used in investing activities	(271)	(185)

Cash flows from financing activities:
Proceeds from mortgage note payable	3,451	--
Payments on mortgage note payable	(20)	(21)
Repayment of mortgage note payable	(1,858)	--
Advances from affiliate	171	54
Payments on advances from affiliate	(276)	--
Distribution to partners	--	(110)
Loan costs (paid) refunded	(51)	10
Net cash provided by (used in) financing activities	1,417	(67)

Net increase (decrease) in cash and cash equivalents	1,358	(124)
Cash and cash equivalents at beginning of period	73	229
Cash and cash equivalents at end of period	$ 1,431	$ 105

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 95	$ 89
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 28	$ 9

At December 31, 2005, approximately $13,000 of property improvements and replacements were included in accounts payable, which are included in property improvements and replacements for the nine months ended September 30, 2006.

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Partnership’s general partner, United Investors Real Estate, Inc. (the “General Partner” or “UIRE”), a Delaware corporation and a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $50,000 and $43,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $37,000 and $29,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2007, an affiliate of the General Partner advanced approximately $171,000 to the Partnership to fund capital improvements, operating expenses and costs associated with the September 2007 refinancing of the mortgage encumbering Bronson Place Apartments. During the nine months ended September 30, 2006, an affiliate of the General Partner advanced approximately $54,000 to the Partnership to fund operating expenses at both of the Partnership’s investment properties.  During the nine months ended September 30, 2007 and 2006, interest on advances, at the rate of prime plus 2%, was approximately $8,000 and $1,000, respectively.  During the nine months ended September 30, 2007, the Partnership repaid approximately $276,000 and $11,000, respectively, of advances and associated accrued interest from proceeds from the refinancing of the mortgage encumbering Bronson Place Apartments. At September 30, 2007, there were no advances or associated accrued interest due to affiliates of the General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $34,000 and $25,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C – Casualty Event

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

Note D – Refinancing of Mortgage Note Payable

On September 21, 2007, the Partnership refinanced the mortgage encumbering Bronson Place Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $1,858,000, with a new mortgage loan in the principal amount of approximately $3,451,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $3,451,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (6.28% per annum at September 30, 2007) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  Total capitalized loan costs in connection with the new mortgage were approximately $51,000 and are included in other assets.  Loan costs associated with the previous mortgage were fully amortized.

Note E - Contingencies

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

Note F – Subsequent Event

Subsequent to September 30, 2007, the Partnership distributed approximately $1,080,000 to the partners (approximately $1,069,000 to the limited partners or $17.51 per limited partnership unit) from the September 2007 refinancing of the mortgage encumbering Bronson Place Apartments.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Bronson Place Apartments (1)	97%	94%
Mountlake Terrace, Washington
DeFoors Crossing Apartments (2)	96%	90%
Atlanta, Georgia

(1)

The General Partner attributes the increase in occupancy at Bronson Place Apartments to improved economic conditions in the Seattle area and increased resident retention efforts.

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

Results of Operations

The Partnership recognized a net loss of approximately $12,000 and $37,000 for the three and nine months ended September 30, 2007, respectively, compared to net loss of approximately $15,000 and $113,000 for the three and nine months ended September 30, 2006, respectively. Net loss remained relatively constant for the three months ended September 30, 2007, as an increase in total revenues was substantially offset by an increase in total expenses and the recognition of a casualty gain in 2006.

The decrease in net loss for the nine months ended September 30, 2007 is due to an increase in total revenues, partially offset by an increase in total expenses and the recognition of a casualty gain in 2006. Total revenues increased for both the three and nine months ended September 30, 2007 due to increases in both rental and other income.  Rental income increased for both periods primarily due to increases in both occupancy and the average rental rate at both of the Partnership’s investment properties. The increase in other income for both periods is primarily due to increases in utility reimbursements and lease cancellation fees at both of the Partnership’s investment properties.

Total expenses increased for both the three and nine months ended September 30, 2007 due to increases in both depreciation and interest expense. Operating, general and administrative and property tax expenses remained relatively constant for the comparable periods. Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months primarily at Bronson Place Apartments. Interest expense increased for both periods due to a higher variable interest rate on the previous mortgage encumbering Bronson Place Apartments and an increase in interest expense on advances from an affiliate of the General Partner due to a higher average outstanding balance.

Included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In March 2006, there was a fire at Bronson Place Apartments, causing damage to one unit. Insurance proceeds of approximately $36,000 were received during the nine months ended September 30, 2006 to cover the damages. The Partnership recognized a casualty gain of approximately $20,000 during the three and nine months ended September 30, 2006 as a result of the receipt of insurance proceeds, offset by the write-off of the undepreciated damaged assets of approximately $16,000.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $1,431,000, compared to approximately $105,000 at September 30, 2006.  The increase in cash and cash equivalents of approximately $1,358,000, from December 31, 2006, is due to approximately $1,417,000 and $212,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $271,000 of cash used in investing activities.  Cash provided by financing activities consisted of proceeds received from the refinancing of the mortgage encumbering Bronson Place Apartments and advances received from an affiliate of the General Partner, partially offset by repayment of the previous mortgage encumbering Bronson Place Apartments, repayment of advances received from an affiliate of the General Partner, loan costs paid and principal payments made on the previous mortgage encumbering Bronson Place Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Bronson Place Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $239,000 of capital improvements at Bronson Place Apartments, consisting primarily of exterior painting, major landscaping, and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2007. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

DeFoors Crossing Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $60,000 of capital improvements at DeFoors Crossing Apartments, consisting primarily of plumbing upgrades, signage and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  The Partnership expects to begin a new project consisting of kitchen and bath upgrades to each unit in the fourth quarter of 2007.  Based on current construction plans, the General Partner anticipates the construction to be complete in the third quarter of 2008 at a total estimated cost of approximately $270,000.  While the Partnership has no other material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2007. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On September 21, 2007, the Partnership refinanced the mortgage encumbering Bronson Place Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $1,858,000, with a new mortgage loan in the principal amount of approximately $3,451,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $3,451,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (6.28% per annum at September 30, 2007) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  Total capitalized loan costs in connection with the new mortgage were approximately $51,000 and are included in other assets.  Loan costs associated with the previous mortgage were fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2007 and 2006 (in thousands, except per unit data):

	Nine Months	Per Limited	Nine Months	Per Limited
	Ended	Partnership	Ended	Partnership
	September 30, 2007	Unit	September 30, 2006	Unit

Operations	$ --	$ --	$110	$1.79

Subsequent to September 30, 2007, the Partnership distributed approximately $1,080,000 to the partners (approximately $1,069,000 to the limited partners or $17.51 per limited partnership unit) from the refinancing of the mortgage encumbering Bronson Place Apartments. Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sales and/or financings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit additional distributions to its partners during the remainder of 2007 or subsequent periods.

Other

In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 limited partnership units (the "Units") in the Partnership representing 40.12% of the outstanding Units at September 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at September 30, 2007, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

UNITED INVESTORS INCOME PROPERTIES

By: United Investors Real Estate, Inc.
General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
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

10.18

Deed of Trust, Security Agreement and Fixture Filing dated September 21, 2007 between United Investors Income Properties, a Missouri limited partnership, and Transamerica Occidental Life Insurance Company, an Iowa corporation. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 21, 2007).

10.19

Secured Promissory Note dated September 21, 2007 between United Investors Income Properties, a Missouri limited partnership, and Transamerica Occidental Life Insurance Company, an Iowa corporation. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 21, 2007).

10.20

Carveout Guarantee and Indemnity Agreement dated September 21, 2007 between AIMCO Properties, L.P., a Delaware limited partnership, and Transamerica Occidental Life Insurance Company, an Iowa corporation. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 21, 2007).

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