Form 10-Q
period 2008-03-31
UNITED INVESTORS INCOME PROPERTIES
filed 2008-05-14
CIK 830056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

UNITED INVESTORS INCOME PROPERTIES

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 168	$ 152
Receivables and deposits	96	74
Other assets	89	84
Investment properties:
Land	1,021	1,021
Buildings and related personal property	7,539	7,500
	8,560	8,521
Less accumulated depreciation	(4,474)	(4,381)
	4,086	4,140
	$ 4,439	$ 4,450
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 19	$ 66
Tenant security deposit liabilities	41	40
Accrued property taxes	31	--
Other liabilities	39	47
Mortgage note payable	3,451	3,451
	3,581	3,604

Partners' (Deficiency) Capital
General partner	(54)	(54)
Limited partners (61,063 units issued and
outstanding)	912	900
	858	846
	$ 4,439	$ 4,450

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental income	$ 334	$ 301
Other income	34	30
Total revenues	368	331

Expenses:
Operating	161	163
General and administrative	27	26
Depreciation	93	77
Interest	44	43
Property taxes	31	24
Total expenses	356	333

Net income (loss)	$ 12	$ (2)

Net income (loss) allocated to general partner (1%)	$ --	$ --
Net income (loss) allocated to limited partners (99%)	12	(2)
	$ 12	$ (2)

Net income (loss) per limited partnership unit	$ 0.20	$ (0.03)

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	61,063	$ --	$15,266	$15,266

Partners' (deficiency) capital
at December 31, 2007	61,063	$ (54)	$ 900	$ 846

Net income for the three months
ended March 31, 2008	--	--	12	12

Partners' (deficiency) capital
at March 31, 2008	61,063	$ (54)	$ 912	$ 858

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 12	$ (2)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	93	77
Amortization of loan costs	5	11
Change in accounts:
Receivables and deposits	(22)	(10)
Other assets	(10)	(16)
Accounts payable	(12)	--
Tenant security deposit liabilities	1	3
Accrued property taxes	31	24
Other liabilities	(8)	(6)
Due to affiliates	--	(20)
Net cash provided by operating activities	90	61

Cash flows used in investing activities:
Property improvements and replacements	(74)	(21)

Cash flows used in financing activities:
Payments on mortgage note payable	--	(7)

Net increase in cash and cash equivalents	16	33

Cash and cash equivalents at beginning of period	152	73

Cash and cash equivalents at end of period	$ 168	$ 106

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 45	$ 30
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 5

At December 31, 2007, approximately $35,000 of property improvements and replacements were included in accounts payable, which are included in property improvements and replacements for the three months ended March 31, 2008.

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Partnership’s general partner, United Investors Real Estate, Inc. (the “General Partner” or “UIRE”), a Delaware corporation and a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $18,000 and $16,000 for the three months ended March 31, 2008 and 2007, respectively, which are included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $12,000 for each of the three months ended March 31, 2008 and 2007, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, prior to 2007, AIMCO Properties, L.P., an affiliate of the General Partner, advanced funds to the Partnership. During the three months ended March 31, 2007, interest on advances, at the rate of prime plus 2%, was approximately $3,000.  The entire advance balance was repaid during the third quarter of 2007 with proceeds from the refinancing of the mortgage encumbering Bronson Place Apartments. At March 31, 2008 and December 31, 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $15,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $27,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

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

Note D - Subsequent Event

In April 2008, the Partnership entered into a sale contract with a third party relating to the sale of Defoors Crossing Apartments. This sale contract was terminated by the Purchaser in May 2008. The Partnership determined that certain criteria of SFAS No. 144 were not met at March 31, 2008 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. The Partnership continues to actively market the property for sale.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Bronson Place Apartments	99%	98%
Mountlake Terrace, Washington
Defoors Crossing Apartments (1)	100%	96%
Atlanta, Georgia

(1)

The General Partner attributes the increase in occupancy at Defoors Crossing Apartments to increased resident retention efforts.

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2008 was approximately $12,000, compared to a net loss of approximately $2,000 for the three months ended March 31, 2007.  The increase in net income is due to an increase in total revenues, partially offset by an increase in total expenses.

Total revenues increased due to an increase in rental income. Other income remained relatively constant for the comparable periods.  Rental income increased due to increases in occupancy and the average rental rate at both of the Partnership’s investment properties.

Total expenses increased due to increases in depreciation and property tax expenses.  Operating, interest and general and administrative expenses remained relatively constant for the comparable periods.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at both of the Partnership’s investment properties. Property tax expense increased primarily due to an increase in the assessed value of Defoors Crossing Apartments.

Included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $168,000, compared to approximately $106,000 at March 31, 2007.  Cash and cash equivalents increased approximately $16,000, from December 31, 2007, due to approximately $90,000 of cash provided by operating activities, partially offset by approximately $74,000 of cash used in investing activities.  Cash used in investing activities consisted of property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements are directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance.  Capital improvements planned for the Partnership's properties are detailed below.

Bronson Place Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $39,000 of capital improvements at Bronson Place Apartments, consisting primarily of structural improvements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

DeFoors Crossing Apartments

During the three months ended March 31, 2008, the Partnership did not complete any capital improvements at DeFoors Crossing Apartments. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On September 21, 2007, the Partnership refinanced the mortgage encumbering Bronson Place Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $1,858,000, with a new mortgage loan in the principal amount of approximately $3,451,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $3,451,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (3.90% per annum at March 31, 2008) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made to the partners during the three months ended March 31, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sales and/or financings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital improvements to permit distributions to its partners during 2008 or subsequent periods.

In April 2008, the Partnership entered into a sale contract with a third party relating to the sale of Defoors Crossing Apartments. This sale contract was terminated by the Purchaser in May 2008. The Partnership determined that certain criteria of SFAS No. 144 were not met at March 31, 2008 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. The Partnership continues to actively market the property for sale.

Other

In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 limited partnership units (the "Units") in the Partnership representing 40.12% of the outstanding Units at March 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at March 31, 2008, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

ITEM 4.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and Principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 6, 2008, the Partnership filed an information statement soliciting the holders of limited partnership units to consent to the sale of Defoors Crossing Apartments to a third party. The written consent expires on May 27, 2008.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INVESTORS INCOME PROPERTIES

By: United Investors Real Estate, Inc.
General Partner

Date: May 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2008	By: /s/Stephen B. Waters
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

UNITED INVESTORS INCOME PROPERTIES

INDEX TO EXHIBITS (continued)

Exhibit

Description

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

10.21

Purchase and Sale Contract between United Investors Income Properties, a Missouri limited partnership, and Titan Real Estate Investment Group, LLC, an Ohio limited liability company, dated April 4, 2008.  (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 4, 2008).

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