Form 10-Q
period 2008-06-30
UNITED INVESTORS INCOME PROPERTIES
filed 2008-08-14
CIK 830056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

UNITED INVESTORS INCOME PROPERTIES

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 137	$ 152
Receivables and deposits	86	74
Other assets	73	84
Investment properties:
Land	1,021	1,021
Buildings and related personal property	7,630	7,500
	8,651	8,521
Less accumulated depreciation	(4,567)	(4,381)
	4,084	4,140
	$ 4,380	$ 4,450
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 28	$ 66
Tenant security deposit liabilities	46	40
Accrued property taxes	37	--
Other liabilities	43	47
Mortgage note payable	3,451	3,451
	3,605	3,604

Partners' (Deficiency) Capital
General partner	(55)	(54)
Limited partners (61,063 units issued and
outstanding)	830	900
	775	846
	$ 4,380	$ 4,450

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 326	$ 305	$ 660	$ 606
Other income	38	39	72	69
Total revenues	364	344	732	675

Expenses:
Operating	178	190	339	353
General and administrative	31	31	58	57
Depreciation	93	78	186	155
Interest	38	45	82	88
Property taxes	32	23	63	47
Total expenses	372	367	728	700

Net (loss) income	$ (8)	$ (23)	$ 4	$ (25)

Net (loss) income allocated to
general partner (1%)	$ --	$ --	$ --	$ --
Net (loss) income allocated to
limited partners (99%)	(8)	(23)	4	(25)

	$ (8)	$ (23)	$ 4	$ (25)

Net (loss) income per limited
partnership unit	$ (0.13)	$ (0.38)	$ 0.07	$ (0.41)

Distribution per limited
partnership unit	$ 1.21	$ --	$ 1.21	$ --

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	61,063	$ --	$15,266	$15,266

Partners' (deficiency) capital
at December 31, 2007	61,063	$ (54)	$ 900	$ 846

Distribution to partners	--	(1)	(74)	(75)

Net income for the six months
ended June 30, 2008	--	--	4	4

Partners' (deficiency) capital
at June 30, 2008	61,063	$ (55)	$ 830	$ 775

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 4	$ (25)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	186	155
Amortization of loan costs	11	22
Change in accounts:
Receivables and deposits	(12)	(7)
Other assets	--	(16)
Accounts payable	(10)	10
Tenant security deposit liabilities	6	5
Accrued property taxes	37	20
Other liabilities	(4)	9
Due to affiliates	--	(17)
Net cash provided by operating activities	218	156

Cash flows used in investing activities:
Property improvements and replacements	(158)	(66)

Cash flows from financing activities:
Payments on mortgage note payable	--	(14)
Distribution to partners	(75)	--
Net cash used in financing activities	(75)	(14)

Net (decrease) increase in cash and cash equivalents	(15)	76

Cash and cash equivalents at beginning of period	152	73

Cash and cash equivalents at end of period	$ 137	$ 149

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 78	$ 60
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 7	$ 5

At December 31, 2007, approximately $35,000 of property improvements and replacements were included in accounts payable, which are included in property improvements and replacements for the six months ended June 30, 2008.

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Partnership’s general partner, United Investors Real Estate, Inc. (the “General Partner” or “UIRE”), a Delaware corporation and a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $36,000 and $33,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $25,000 for each of the six months ended June 30, 2008 and 2007, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, prior to 2007, AIMCO Properties, L.P., an affiliate of the General Partner, advanced funds to the Partnership. During the six months ended June 30, 2007, interest on advances, at the rate of prime plus 2%, was approximately $6,000.  The entire advance balance was repaid during the third quarter of 2007 with proceeds from the refinancing of the mortgage encumbering Bronson Place Apartments. At June 30, 2008 and December 31, 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $15,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $27,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Bronson Place Apartments	98%	97%
Mountlake Terrace, Washington
Defoors Crossing Apartments (1)	99%	96%
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

Results of Operations

The Partnership recognized a net loss of approximately $8,000 for the three months ended June 30, 2008, compared to a net loss of approximately $23,000 for the three months ended June 30, 2007. The Partnership recognized net income of approximately $4,000 for the six months ended June 30, 2008, compared to a net loss of approximately $25,000 for the six months ended June 30, 2007. The decrease in net loss for the three months ended June 30, 2008 is due to an increase in total revenues.  The increase in net income for the six months ended June 30, 2008 is due to an increase in total revenues, partially offset by an increase in total expenses. The increase in total revenues for both the three and six months ended June 30, 2008 is due to an increase in rental income. Other income remained relatively constant for the comparable periods. Rental income increased for both periods due to increases in occupancy and the average rental rate at both of the Partnership’s investment properties.

Total expenses remained relatively constant for the three months ended June 30, 2008 as increases in depreciation and property tax expenses were substantially offset by decreases in operating and interest expenses. Total expenses increased for the six months ended June 30, 2008 due to increases in depreciation and property tax expenses, partially offset by decreases in operating and interest expenses. General and administrative expense remained relatively constant for the comparable periods. Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months at both of the Partnership’s investment properties. Property tax expense increased for both periods primarily due to an increase in the assessed value of Defoors Crossing Apartments. Operating expense decreased for both periods primarily due to a decrease in contract services at both of the Partnership’s investment properties. The decrease in operating expenses for the six months ended June 30, 2008 was partially offset by an increase in utility expenses at Defoors Crossing Apartments. Interest expense decreased for both periods primarily due to a lower variable rate charged on the mortgage encumbering Bronson Place Apartments and a decrease in interest on advances from AIMCO Properties, L.P. due to a lower average advance balance, partially offset by an increase in interest expense due to a higher carrying balance of the mortgage encumbering Bronson Place Apartments due to its refinancing in September 2007.

Included in general and administrative expenses for the three and six months ended June 30, 2008 and 2007 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $137,000, compared to approximately $149,000 at June 30, 2007.  Cash and cash equivalents decreased approximately $15,000, from December 31, 2007, due to approximately $158,000 and $75,000 of cash used in investing and financing activities, respectively, partially offset by approximately $218,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of a distribution to partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

Bronson Place Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $64,000 of capital improvements at Bronson Place Apartments, consisting primarily of structural improvements and floor covering replacement. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

DeFoors Crossing Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $66,000 of capital improvements at DeFoors Crossing Apartments, consisting primarily of water and sewer upgrades. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  On September 21, 2007, the Partnership refinanced the mortgage encumbering Bronson Place Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $1,858,000, with a new mortgage loan in the principal amount of approximately $3,451,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $3,451,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (3.24% per annum at June 30, 2008) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2008 and 2007 (in thousands, except per unit data):

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2008	Unit	June 30, 2007	Unit

Refinancing (1)	$ 75	$1.21	$ --	$ --

(1)

Proceeds from the September 2007 refinancing of the mortgage encumbering Bronson Place Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sales and/or financings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital improvements to permit additional distributions to its partners during 2008 or subsequent periods.

Other

In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 limited partnership units (the "Units") in the Partnership representing 40.12% of the outstanding Units at June 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at June 30, 2008, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

ITEM 4T.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INVESTORS INCOME PROPERTIES

By: United Investors Real Estate, Inc.
General Partner

Date: August 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2008	By: /s/Stephen B. Waters
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