Form 10-K
period 2008-12-31
UNITED INVESTORS INCOME PROPERTIES
filed 2009-03-24
CIK 830056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

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

(864) 239-1000

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

                                       PART I

Item 1.     Business

United Investors Income Properties (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri on June 23, 1988.  The Partnership is governed by an Agreement of Limited Partnership dated July 27, 1988. United Investors Real Estate, Inc., a Delaware corporation ("UIRE" or the "General Partner"), is the sole general partner of the Partnership. UIRE is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2018 unless terminated prior to such date.

Commencing in May 1988, the Partnership offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission, up to a maximum of 80,000 units of limited partnership interest (the "Units") at $250 per Unit with a minimum required purchase of eight Units or $2,000 (four Units or $1,000 for an Individual Retirement Account). The offering of Units terminated May 4, 1990. Upon termination of the offering, the Partnership had accepted subscriptions for 61,063 Units resulting in gross offering proceeds of approximately $15,266,000. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The Partnership was engaged in the business of acquiring and operating multifamily residential and commercial real estate properties and other income producing real estate.  The Partnership had acquired three multifamily residential properties, a medical office building, and an interest in a joint venture which owned a medical office building. The medical office building, the joint venture and one of the multifamily residential properties were sold prior to 2007. The Partnership sold another of its residential properties on December 30, 2008. The Partnership currently owns one residential property which is further described in “Item 2. Property”.

The Partnership has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner.  Property management services are provided by an affiliate of NHP Management Company, an affiliate of AIMCO.

1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s future debt financing could render it unable to operate, result in foreclosure on its property, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to pay distributions.

The Partnership’s ability to fund necessary capital expenditures on its property depends on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its property, the Partnership may not be able to preserve the competitiveness of its property, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to make distributions to its investors depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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
  changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and
  changes in interest rates and the availability of financing.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s property.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or affect  renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its property.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property. During the year ended December 31, 2008, the General Partner learned that contaminants have leaked onto the property at Defoors Crossing Apartments from an adjacent business and have contaminated the subsurface throughout the property, but contaminant vapors are not adversely impacting the indoor air in any of the buildings.

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

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Defoors Crossing Apartments	05/01/89	Fee simple	Apartment
Atlanta, GA			60 units

On December 30, 2008, the Partnership sold Bronson Place Apartments to a third party for a gross sale price of approximately $7,400,000.  The net proceeds realized by the Partnership were approximately $7,136,000 after payment of closing costs. The Partnership used approximately $3,451,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership realized a gain of approximately $5,038,000 for the year ended December 31, 2008. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $39,000 due to the write-off of unamortized loan costs.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Defoors Crossing
Apartments	$ 4,039	$ 2,153	5-40 yrs	S/L	$ 1,841

See "Note A - Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2008 and 2007 for the property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2008	2007	2008	2007
Defoors Crossing Apartments	$ 9,520	$ 8,945	98%	96%
Atlanta, GA

As noted under "Item 1. Business", the real estate industry is highly competitive. The Partnership’s property is subject to competition from other residential apartment complexes in the localities in which it operates. The General Partner believes the property is adequately insured. The residential property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rate

Real estate taxes and effective rate in 2008 for the property were as follows:

	2008	2008
	Billing	Rate
	(in thousands)
Defoors Crossing Apartments	$ 59	1.39%

Capital Improvements

Bronson PlaceApartments

During the year ended December 31, 2008, the Partnership completed approximately $89,000 of capital improvements at Bronson Place Apartments, consisting primarily of structural improvements and floor covering replacement. These improvements were funded from operating cash flow. The Partnership sold Bronson Place Apartments to a third party on December 30, 2008.

Defoors Crossing Apartments

During the year ended December 31, 2008, the Partnership completed approximately $125,000 of capital improvements at Defoors Crossing Apartments, consisting primarily of sewer upgrades, cabinet upgrades, exterior painting and interior improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2008, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                       PART II

Item 5.     Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered 80,000 and sold 61,063 Limited Partnership Units (the "Units") during its offering period through May 4, 1990, aggregating approximately $15,266,000. The Partnership currently has 61,063 Units outstanding and 916 holders of record. Affiliates of the General Partner and AIMCO owned 24,498 Units or 40.12% at December 31, 2008. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership

	December 31, 2008	Unit	December 31, 2007	Unit

Refinancing (1)	$ 75	$ 1.21	$ 1,240	$ 20.11

(1)   Proceeds from the September 2007 refinancing of the mortgage encumbering Bronson Place Apartments.

Subsequent to December 31, 2008, the Partnership distributed approximately $3,616,000 (approximately $3,580,000 to the limited partners or $58.63 per Unit) from remaining proceeds from the September 2007 refinancing of the mortgage encumbering Bronson Place Apartments and the December 2008 sale of Bronson Place Apartments. Future cash distributions will depend on the levels of cash generated from operations, property sale and/or financings.  The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners in 2009 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 Units in the Partnership representing 40.12% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at December 31, 2008, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, costs incurred to operate the investment property, general economic conditions and weather.  As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses.  As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.  However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.  Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership recognized net income of approximately $4,941,000 for the year ended December 31, 2008, compared to net loss of approximately $96,000 for the year ended December 31, 2007. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statement of operations included in “Item 8. Financial Statements and Supplementary Data” for the year ended December 31, 2007 has been restated as of January 1, 2007 to reflect the operations of Bronson Place Apartments as loss from discontinued operations due to its sale on December 30, 2008.

On December 30, 2008, the Partnership sold Bronson Place Apartments to a third party for a gross sale price of approximately $7,400,000.  The net proceeds realized by the Partnership were approximately $7,136,000 after payment of closing costs. The Partnership used approximately $3,451,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership realized a gain of approximately $5,038,000 for the year ended December 31, 2008, which is included in gain from sale of discontinued operations on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $39,000 due to the write-off of unamortized loan costs, which is included in income (loss) from discontinued operations on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.  The property’s operations, income of approximately $51,000 and loss of approximately $1,000 for the years ended December 31, 2008 and 2007, respectively, are included in income (loss) from discontinued operations. Also included in income (loss) from discontinued operations are revenues of approximately $870,000 and $820,000 for the years ended December 31, 2008 and 2007, respectively.

The Partnership’s loss from continuing operations for the years ended December 31, 2008 and 2007 was approximately $109,000 and $95,000, respectively.  The increase in loss from continuing operations is due to an increase in total expenses, partially offset by an increase in total revenues.  Total expenses increased due to increases in operating, depreciation and general and administrative expenses, partially offset by decreases in interest and property tax expenses. The increase in operating expenses is primarily due to an increase in legal costs associated with the potential contamination of the property. During the year ended December 31, 2008, the General Partner learned that contaminants have leaked onto the property at Defoors Crossing Apartments from an adjacent business and have contaminated the subsurface throughout the property, but contaminant vapors are not adversely impacting the indoor air in any of the buildings. Also contributing to an increase in operating expenses is an increase in utility expenses, partially offset by a decrease in contract services at the property. Depreciation expense increased due to property improvements and replacements placed into service at the property during the past twelve months.  Interest expense decreased due to a decrease in interest on advances from AIMCO Properties, L.P. due to the payoff of the advance balance during 2007. Property tax expense decreased primarily due to a decrease in the tax rate and the successful appeal of the assessed value of the property at Defoors Crossing Apartments.

The increase in general and administrative expenses is primarily due to increases in reimbursements to the General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement.  Also included in general and administrative expenses for the years ended December 31, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

The increase in total revenues is primarily due to an increase in rental income, partially offset by a decrease in other income. Rental income increased due to increases in occupancy and the average rental rate at Defoors Crossing Apartments. The decrease in other income is primarily due to decreases in lease cancellation fees at the property and interest income as a result of a lower average interest rate.

Liquidity and Capital Resources

At December 31, 2008, the Partnership had cash and cash equivalents of approximately $3,804,000, compared to approximately $152,000 at December 31, 2007. Cash and cash equivalents increased approximately $3,652,000 due to approximately $6,887,000 and $291,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $3,526,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of Bronson Place Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of the repayment of the mortgage encumbering Bronson Place Apartments and a distribution to partners. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership

	December 31, 2008	Unit	December 31, 2007	Unit

Refinancing (1)	$ 75	$ 1.21	$ 1,240	$ 20.11

(1)   Proceeds from the September 2007 refinancing of the mortgage encumbering Bronson Place Apartments.

Subsequent to December 31, 2008, the Partnership distributed approximately $3,616,000 (approximately $3,580,000 to the limited partners or $58.63 per Unit) from remaining proceeds from the September 2007 refinancing of the mortgage encumbering Bronson Place Apartments and the December 2008 sale of Bronson Place Apartments. Future cash distributions will depend on the levels of cash generated from operations, property sale and/or financings.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 Units in the Partnership representing 40.12% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at December 31, 2008, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

Item 8.     Financial Statements and Supplementary Data

UNITED INVESTORS INCOME PROPERTIES

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2008 and 2007

Statements of Operations - Years ended December 31, 2008 and 2007

Statements of Changes in Partners' Capital - Years ended December 31, 2008 and 2007

Statements of Cash Flows - Years ended December 31, 2008 and 2007

Notes to Financial Statements

               Report of Independent Registered Public Accounting Firm

The Partners

United Investors Income Properties

We have audited the accompanying balance sheets of United Investors Income Properties as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Investors Income Properties at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 19, 2009

UNITED INVESTORS INCOME PROPERTIES

BALANCE SHEETS

 (in thousands, except unit data)

	December 31,
	2008	2007
		(Restated)
Assets
Cash and cash equivalents	$ 3,804	$ 152
Receivables and deposits	124	45
Other assets	11	23
Investment property (Note B):
Land	520	520
Buildings and related personal property	3,519	3,394
	4,039	3,914
Less accumulated depreciation	(2,153)	(2,005)
	1,886	1,909

Assets held for sale (Notes A and C)	--	2,321

	$ 5,825	$ 4,450
Liabilities and Partners' Capital (Deficiency)
Liabilities
Accounts payable	$ 22	$ 66
Tenant security deposit liabilities	12	11
Other liabilities	79	29
Liabilities related to assets held for sale
(Notes A and C)	--	3,498
	113	3,604

Partners' Capital
General partner	49	(54)
Limited partners (61,063 units issued and
outstanding)	5,663	900
	5,712	846
	$ 5,825	$ 4,450

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2008	2007
		(Restated)
Revenues:
Rental income	$ 558	$ 515
Other income	44	53
Total revenues	602	568

Expenses:
Operating	374	336
General and administrative	135	117
Depreciation	148	130
Interest	--	8
Property taxes	54	72
Total expenses	711	663

Loss from continuing operations	(109)	(95)
Income (loss) from discontinued operations (Notes A and C)	12	(1)
Gain from sale of discontinued operations (Note C)	5,038	--
Net income (loss) (Note E)	$ 4,941	$ (96)

Net income (loss) allocated to general partner	$ 104	$ (1)
Net income (loss) allocated to limited partners	4,837	(95)
	$ 4,941	$ (96)

Per limited partnership unit:
Loss from continuing operations	$ (1.78)	$ (1.54)
Income (loss) from discontinued operations	0.20	(0.02)
Gain from sale of discontinued operations	80.79	--
Net income (loss)	$ 79.21	$ (1.56)

Distributions per limited partnership unit	$ 1.21	$ 20.11

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	61,063	$ --	$15,266	$15,266

Partners' (deficiency) capital at
December 31, 2006	61,063	$ (41)	$ 2,223	$ 2,182

Distributions to partners	--	(12)	(1,228)	(1,240)

Net loss for the year ended
December 31, 2007	--	(1)	(95)	(96)

Partners' (deficiency) capital at
December 31, 2007	61,063	(54)	900	846

Distribution to partners	--	(1)	(74)	(75)

Net income for the year ended
December 31, 2008	--	104	4,837	4,941

Partners’ capital at
December 31, 2008	61,063	$ 49	$ 5,663	$ 5,712

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 4,941	$ (96)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Gain from sale of discontinued operations	(5,038)	--
Loss on early extinguishment of debt	39	--
Depreciation	380	327
Amortization of loan costs	22	38
Change in accounts:
Receivables and deposits	(50)	(4)
Other assets	12	7
Accounts payable	(9)	15
Tenant security deposit liabilities	(28)	14
Other liabilities	22	17
Due to affiliates	--	(26)
Net cash provided by operating activities	291	292

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	7,136	--
Property improvements and replacements	(249)	(375)
Net cash provided by (used in) investing activities	6,887	(375)

Cash flows from financing activities:
Payments on mortgage note payable	--	(20)
Repayment of mortgage notes payable	(3,451)	(1,858)
Distributions to partners	(75)	(1,240)
Advances from affiliate	--	171
Repayment of advances from affiliate	--	(276)
Proceeds from mortgage note payable	--	3,451
Loan costs paid	--	(66)
Net cash (used in) provided by financing activities	(3,526)	162

Net increase in cash and cash equivalents	3,652	79
Cash and cash equivalents at beginning of year	152	73

Cash and cash equivalents at end of year	$ 3,804	$ 152

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 146	$ 126

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 35

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

Note A - Organization and Summary of Significant Accounting Policies

Organization: United Investors Income Properties (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri on June 23, 1988.  The Partnership is governed by an Agreement of Limited Partnership dated July 27, 1988. United Investors Real Estate, Inc., a Delaware corporation ("UIRE" or the "General Partner"), is the sole general partner of the Partnership. UIRE is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2018 unless terminated prior to such date. As of December 31, 2008, the Partnership operates one residential property in the southern United States.

Basis of Presentation: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations for the year ended December 31, 2007 has been restated as of January 1, 2007 to reflect the operations of Bronson Place Apartments as loss from discontinued operations and the balance sheet as of December 31, 2007 has been restated to reflect the assets and liabilities of Bronson Place Apartments as held for sale due to its sale on December 30, 2008 (as discussed in “Note C”).

The following table presents summarized results of operations related to the Partnership’s discontinued operations (in thousands):

	Years Ended December 31,
	2008	2007

Revenues	$ 870	$ 820
Expenses	(819)	(821)
Loss on early extinguishment of debt	(39)	--
Income (loss) from discontinued operations	$ 12	$ (1)

Cash and cash equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $3,754,000 and $106,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”.  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any costs related to interest, property taxes, or operating costs during the years ended December 31, 2008 and 2007.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ended December 31, 2008 and 2007.

Depreciation:  Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property.  For Federal income tax purposes, the accelerated cost recovery method is used for depreciation of (1) real property over 27.5 years and (2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $66,000, less accumulated amortization of approximately $5,000 are included in assets held for sale as of December 31, 2007. The unamortized balance of these loan costs was written off in conjunction with the sale of Bronson Place, as discussed in Note C, therefore the balance of the loan costs and accumulated amortization is zero at December 31, 2008. Loan costs were amortized over the term of the related loan agreement. Amortization expense for 2008 and 2007 of approximately $22,000 and $38,000, respectively, is included in income (loss) from discontinued operations on the accompanying statements of operations.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense was approximately $61,000 and $68,000 for the years ended December 31, 2008 and 2007, respectively, and is included in operating expenses and income (loss) from discontinued operations.

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

Recent Accounting Pronouncement: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)	(in thousands)		(in thousands)

Defoors Crossing Apartments	$ --	$ 520	$ 2,480	$ 1,039

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
Defoors
Crossing
Apartments	$ 520	$3,519	$4,039	$2,153	1988	05/01/89	5-40 yrs

Reconciliation of "investment property and accumulated depreciation":

	Years Ended December 31,
	2008	2007
	(in thousands)
Investment Property
Balance at beginning of year	$ 8,521	$ 8,111
Property improvements and replacements	214	410
Saleof property	(4,696)	--
Balance at end of year	$ 4,039	$ 8,521

Accumulated Depreciation
Balance at beginning of year	$ 4,381	$ 4,054
Additions charged to expense	380	327
Saleof property	(2,608)	--
Balance at end of year	$ 2,153	$ 4,381

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2008 and 2007 is approximately $4,039,000 and $8,630,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2008 and 2007 is approximately $2,198,000 and $4,562,000, respectively.

Note C – Disposition of Investment Property

On December 30, 2008, the Partnership sold Bronson Place Apartments to a third party for a gross sales price of approximately $7,400,000.  The net proceeds realized by the Partnership were approximately $7,136,000 after payment of closing costs. The Partnership used approximately $3,451,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership realized a gain of approximately $5,038,000 for the year ended December 31, 2008, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $39,000 due to the write-off of unamortized loan costs, which is included in income (loss) from discontinued operations.

The following table presents summarized results of operations related to the Partnership’s discontinued operations (in thousands):

	Years Ended December 31,
	2008	2007

Revenues	$ 870	$ 820
Expenses	(819)	(821)
Loss on early extinguishment of debt	(39)	--
Income (loss) from discontinued operations	$ 12	$ (1)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $73,000 and $69,000 for the years ended December 31, 2008 and 2007, respectively, which are included in operating expenses and income (loss) from discontinued operations.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $59,000 and $50,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, during the year ended December 31, 2007, AIMCO Properties, L.P., an affiliate of the General Partner, advanced approximately $171,000 to the Partnership to fund capital improvements, operating expenses and costs associated with the September 2007 refinancing of the mortgage encumbering Bronson Place Apartments. During the year ended December 31, 2007, interest on advances, at the rate of prime plus 2%, was approximately $8,000.  During the year ended December 31, 2007, the Partnership repaid approximately $276,000 and $11,000, respectively, of advances and associated accrued interest from proceeds from the refinancing of the mortgage encumbering Bronson Place Apartments. At December 31, 2008 and 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $21,000 and $27,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 limited partnership units (the "Units") in the Partnership representing 40.12% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and Units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at December 31, 2008, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note E - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net income (loss) as reported in the financial statements and Federal taxable loss allocated to the partners in the Partnership's tax return for the years ended December 31, 2008 and 2007 (in thousands, except unit data):

	2008	2007
Net income (loss) as reported	$4,941	$ (96)
Deduct:
Gain on sale of property	8	--
Depreciation differences	47	(113)
Other	(8)	--
Federal taxable income (loss)	$4,988	$ (209)
Federal taxable income (loss) per limited
partnership unit	$80.94	$(3.38)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

	2008	2007
Net assets as reported	$ 5,712	$ 846
Differences in basis of assets
Deferred revenue and other liabilities	(25)	(65)
Accumulated depreciation	(45)	(181)
Buildings	--	109
Other	(20)	--
Syndication costs	1,902	1,902

Net assets - tax basis	$ 7,524	$ 2,611

Note F – Refinancing of Mortgage Note Payable

On September 21, 2007, the Partnership refinanced the mortgage encumbering Bronson Place Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $1,858,000, with a new mortgage loan in the principal amount of approximately $3,451,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which had a maturity of October 1, 2010, with two one-year extension options. The new mortgage required monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $3,451,000 was to be due.  The new loan had a variable interest rate of the one-month LIBOR rate plus 0.78% and reset monthly.  The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  Total capitalized loan costs in connection with the new mortgage were approximately $66,000.  The unamortized balance of these loan costs was written off in conjunction with the sale discussed in Note C. During the year ended December 31, 2008, the mortgage encumbering Bronson Place Apartments was repaid with proceeds from the December 30, 2008 sale.

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property. During the year ended December 31, 2008, the General Partner learned that contaminants have leaked onto the property at Defoors Crossing Apartments from an adjacent business and have contaminated the subsurface throughout the property, but contaminant vapors are not adversely impacting the indoor air in any of the buildings.

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

Note H – Subsequent Event

Subsequent to December 31, 2008, the Partnership distributed approximately $3,616,000 (approximately $3,580,000 to the limited partners or $58.63 per Unit) from remaining proceeds from the September 2007 refinancing of the mortgage encumbering Bronson Place Apartments and the December 2008 sale of Bronson Place Apartments.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).Controls and Procedures

(a)Disclosure Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

                                      PART III

Item 10.    Directors, Executive Officers and Corporate Governance

United Investors Income Properties (the "Registrant" or the "Partnership") has no directors or officers.  The names and ages of, as well as the positions and offices held by, the present directors and officers of United Investors Real Estate, Inc. ("UIRE" or the "General Partner"), are set forth below. There are no family relationships between or among any directors and officers.

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the General Partner during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth those persons or entities known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2008 and the ownership interests in Units of the General Partner and its affiliates.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $73,000 and $69,000 for the years ended December 31, 2008 and 2007, respectively, which are included in operating expenses and income (loss) from discontinued operations on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $59,000 and $50,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

In accordance with the Partnership Agreement, during the year ended December 31, 2007, AIMCO Properties, L.P., an affiliate of the General Partner, advanced approximately $171,000 to the Partnership to fund capital improvements, operating expenses and costs associated with the September 2007 refinancing of the mortgage encumbering Bronson Place Apartments. During the years ended December 31, 2007, interest on advances, at the rate of prime plus 2%, was approximately $8,000.  During the year ended December 31, 2007, the Partnership repaid approximately $276,000 and $11,000, respectively, of advances and associated accrued interest from proceeds from the refinancing of the mortgage encumbering Bronson Place Apartments. At December 31, 2008 and 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $21,000 and $27,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 Units in the Partnership representing 40.12% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and Units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at December 31, 2008, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $54,000 and $41,000 for 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $8,000 and $7,000 for 2008 and 2007, respectively.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)            The following financial statements of the Partnership are included in Item 8:

Balance Sheets at December 31, 2008 and 2007.

Statements of Operations for the years ended December 31, 2008 and 2007.

Statements of Changes in Partners’ Capital for the years ended December 31, 2008 and 2007.

Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Financials Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit Index.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INVESTORS INCOME PROPERTIES

By: United Investors Real Estate, Inc.
General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 24, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 24, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 24, 2009
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

10.26       Fourth Amendment to Purchase and Sale Contract between United Investors Income Properties, a Missouri limited partnership, and Hamilton Zanze & Company, a California corporation, dated November 7, 2008. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2008.

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