Form 10-Q
period 2009-03-31
UNITED INVESTORS INCOME PROPERTIES
filed 2009-05-15
CIK 830056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

UNITED INVESTORS INCOME PROPERTIES

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 76	$ 3,804
Receivables and deposits	9	124
Other assets	18	11
Investment property:
Land	520	520
Buildings and related personal property	3,566	3,519
	4,086	4,039
Less accumulated depreciation	(2,193)	(2,153)
	1,893	1,886
	$ 1,996	$ 5,825
Liabilities and Partners' Capital
Liabilities
Accounts payable	$ 42	$ 22
Tenant security deposit liabilities	13	12
Accrued property taxes	18	--
Other liabilities	17	79
	90	113

Partners' Capital
General partner	11	49
Limited partners (61,063 units issued and
outstanding)	1,895	5,663
	1,906	5,712
	$ 1,996	$ 5,825

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 137	$ 140
Other income	11	9
Total revenues	148	149

Expenses:
Operating	86	71
General and administrative	22	27
Depreciation	40	36
Property taxes	16	18
Total expenses	164	152

Loss from continuing operations	(16)	(3)

Income from discontinued operations	--	15

Loss from sale of discontinued operations (Note C)	(34)	--
Net (loss) income	$ (50)	$ 12

Net (loss) income allocated to general partner (1%)	$ --	$ --
Net (loss) income allocated to limited partners (99%)	(50)	12
	$ (50)	$ 12

Per limited partnership unit:
Loss from continuing operations	$ (.26)	$ (.05)
Income from discontinued operations	--	.25
Loss from sale of discontinued operations	(.56)	--
Net (loss) income	$ (.82)	$ .20

Distributions per limited partnership unit	$ 60.89	$ --

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	61,063	$ --	$15,266	$15,266

Partners' capital
at December 31, 2008	61,063	$ 49	$ 5,663	$ 5,712

Distributions to partners	--	(38)	(3,718)	(3,756)

Net loss for the three months
ended March 31, 2009	--	--	(50)	(50)

Partners' capital
at March 31, 2009	61,063	$ 11	$ 1,895	$ 1,906

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (50)	$ 12
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	40	93
Amortization of loan costs	--	5
Loss from sale of discontinued operations	34	--
Change in accounts:
Receivables and deposits	115	(22)
Other assets	(7)	(10)
Accounts payable	(23)	(12)
Tenant security deposit liabilities	1	1
Accrued property taxes	18	31
Other liabilities	(62)	(8)
Net cash provided by operating activities	66	90

Cash flows used in investing activities:
Property improvements and replacements	(38)	(74)

Cash flows used in financing activities:
Distributions to partners	(3,756)	--

Net (decrease) increase in cash and cash equivalents	(3,728)	16

Cash and cash equivalents at beginning of period	3,804	152

Cash and cash equivalents at end of period	$ 76	$ 168

Supplemental disclosure of cash flow information:
Cash paid for interest	$ --	$ 45
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 9	$ --

At December 31, 2007, approximately $35,000 of property improvements and replacements were included in accounts payable, which are included in property improvements and replacements for the three months ended March 31, 2008.

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Partnership’s general partner, United Investors Real Estate, Inc. (the “General Partner” or “UIRE”), a Delaware corporation and a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations for the three months ended March 31, 2008 has been restated as of January 1, 2008 to reflect the operations of Bronson Place Apartments as income from discontinued operations due to its sale on December 30, 2008.

The following table presents summarized results of operations related to the Partnership’s discontinued operations (in thousands):

Three Months Ended
March 31, 2008

Revenues	$ 219
Expenses	204
Income from discontinued operations	$ 15

Certain reclassifications have been made to the 2008 balances to conform with the 2009 presentation.

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

The Partnership paid to such affiliates approximately $8,000 and $18,000 for the three months ended March 31, 2009 and 2008, respectively, which are included in operating expenses and income from discontinued operations.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $3,000 and $12,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $5,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $21,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Disposition of Investment Property

On December 30, 2008, the Partnership sold Bronson Place Apartments to a third party for a gross sales price of approximately $7,400,000.  The net proceeds realized by the Partnership were approximately $7,136,000 after payment of closing costs. The Partnership used approximately $3,451,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership realized a gain of approximately $5,038,000 for the year ended December 31, 2008, which was included in gain from sale of discontinued operations for the year ended December 31, 2008. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $39,000 due to the write-off of unamortized loan costs, which was included in income from discontinued operations for the year ended December 31, 2008.

During the three months ended March 31, 2009, the Partnership recognized a loss from sale of discontinued operations of approximately $34,000. This loss is a result of additional costs incurred related to the sale of Bronson Place Apartments during the three months ended March 31, 2009.

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

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property. During the year ended December 31, 2008, the General Partner learned that contaminants have leaked onto the property at Defoors Crossing Apartments from an adjacent dry cleaning business and have contaminated the subsurface throughout the property.  Based on recent testing, the General Partner is investigating to what extent the contaminant vapors are affecting the indoor air in any of the buildings.  The General Partner is also evaluating to what extent any potential damages or remediation costs would be covered by insurance or the adjacent dry cleaning business.  The General Partner can make no assurance that any potential liabilities will not have a material adverse effect on the Partnership’s financial condition, results of operations, or cash flows.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

            OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the three months ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Defoors Crossing Apartments	95%	100%
Atlanta, Georgia

The General Partner attributes the decrease in occupancy at Defoors Crossing Apartments to poor market conditions in the area.

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

Results of Operations

The Partnership recognized net loss of approximately $50,000 for the three months ended March 31, 2009, compared to net income of approximately $12,000 for the three months ended March 31, 2008. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statement of operations for the three months ended March 31, 2008 has been restated as of January 1, 2008 to reflect the operations of Bronson Place Apartments as income from discontinued operations due to its sale on December 30, 2008.

On December 30, 2008, the Partnership sold Bronson Place Apartments to a third party for a gross sale price of approximately $7,400,000. The net proceeds realized by the Partnership were approximately $7,136,000 after payment of closing costs. The Partnership used approximately $3,451,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $5,038,000 for the year ended December 31, 2008, which was included in gain from sale of discontinued operations for the year ended December 31, 2008. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $39,000 due to the write-off of unamortized loan costs, which was included in income from discontinued operations for the year ended December 31, 2008. During the three months ended March 31, 2009, the Partnership recognized a loss from sale of discontinued operations of approximately $34,000. This loss is a result of additional costs incurred related to the sale of Bronson Place Apartments during the three months ended March 31, 2009. The property’s operations, income of approximately $15,000 for the three months ended March 31, 2008 are included in income from discontinued operations. Also included in income from discontinued operations are revenues of approximately $219,000 for the three months ended March 31, 2008.

The Partnership’s loss from continuing operations for the three months ended March 31, 2009 and 2008 was approximately $16,000 and $3,000, respectively.  The increase in loss from continuing operations is primarily due to an increase in total expenses.  Total revenues remained relatively constant for the comparable period as a decrease in rental income was partially offset by an increase in other income. The decrease in rental income is due to a decrease in occupancy, partially offset by an increase in the average rental rate. The increase in other income is due to an increase in lease cancellation fees.

Total expenses increased due to increases in operating and depreciation expenses, partially offset by decreases in general and administrative and property tax expenses. The increase in operating expenses is primarily due to increases in contract services, salaries and related benefits and costs associated with testing associated with the contaminants which have leaked onto the property. During the year ended December 31, 2008, the General Partner learned that contaminants have leaked onto the property at Defoors Crossing Apartments from an adjacent dry cleaning business and have contaminated the subsurface throughout the property.  Based on recent testing, the General Partner is investigating to what extent the contaminant vapors are affecting the indoor air in any of the buildings.  The General Partner is also evaluating to what extent any potential damages or remediation costs would be covered by insurance or the adjacent dry cleaning business. Depreciation expense increased due to property improvements and replacements placed into service at the property during the past twelve months.  Property tax expense decreased primarily due to a decrease in the tax rate and the successful appeal of the assessed value of the property at Defoors Crossing Apartments.

The decrease in general and administrative expenses is primarily due to a decrease in reimbursements to the General Partner as allowed under the Partnership Agreement, partially offset by an increase in costs associated with the annual audit required by the Partnership Agreement.  Also included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $76,000, compared to approximately $168,000 at March 31, 2008.  Cash and cash equivalents decreased approximately $3,728,000, from December 31, 2008, due to approximately $3,756,000 and $38,000 of cash used in financing and investing activities, respectively, partially offset by approximately $66,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance.  Capital improvements planned for the Partnership's property are detailed below.

DeFoors Crossing Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $47,000 of capital improvements at DeFoors Crossing Apartments, consisting primarily of balcony upgrades and floor covering replacements. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.

The Partnership distributed the following amounts during the three months ended March 31, 2009 and 2008 (in thousands, except per unit data):

	Three Months	Per Limited	Three Months	Per Limited
	Ended	Partnership	Ended	Partnership

	March 31,2009	Unit	March 31, 2008	Unit

Sale (1)	$ 3,685	$ 59.74	$ --	$ --
Financing (2)	71	1.15	--	--
	$ 3,756	$ 60.89	$ --	$ --

(1)   Proceeds from the December 2008 sale of Bronson Place Apartments.

(2)   Remaining proceeds from the September 2007 refinancing of the mortgage encumbering Bronson Place Apartments.

Future cash distributions will depend on the levels of cash generated from operations, property sale and/or financings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital improvements to permit additional distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 limited partnership units (the "Units") in the Partnership representing 40.12% of the outstanding Units at March 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at March 31, 2009, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

UNITED INVESTORS INCOME PROPERTIES

By: United Investors Real Estate, Inc.
General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
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