Form 10-Q
period 2009-06-30
UNITED INVESTORS INCOME PROPERTIES
filed 2009-08-12
CIK 830056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

UNITED INVESTORS INCOME PROPERTIES

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 74	$ 3,804
Receivables and deposits	7	124
Other assets	14	11
Investment property:
Land	520	520
Buildings and related personal property	3,577	3,519
	4,097	4,039
Less accumulated depreciation	(2,234)	(2,153)
	1,863	1,886
	$ 1,958	$ 5,825
Liabilities and Partners' Capital
Liabilities
Accounts payable	$ 42	$ 22
Tenant security deposit liabilities	13	12
Accrued property taxes	34	--
Other liabilities	19	79
	108	113

Partners' Capital
General partner	10	49
Limited partners (61,063 units issued and
outstanding)	1,840	5,663
	1,850	5,712
	$ 1,958	$ 5,825

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 130	$ 139	$ 267	$ 279
Other income	14	12	25	21
Total revenues	144	151	292	300

Expenses:
Operating	124	83	210	154
General and administrative	19	31	41	58
Depreciation	41	34	81	70
Property taxes	16	19	32	37
Total expenses	200	167	364	319

Loss from continuing operations	(56)	(16)	(72)	(19)

Income from discontinued operations
(Note A)	--	8	--	23
Loss from sale of discontinued
operations (Note C)	--	--	(34)	--
Net (loss) income	$ (56)	$ (8)	$ (106)	$ 4

Net (loss) income allocated to general
partner	$ (1)	$ --	$ (1)	$ --
Net (loss) income allocated to limited
partners	(55)	(8)	(105)	4
	$ (56)	$ (8)	$ (106)	$ 4

Per limited partnership unit:
Loss from continuing operations	$ (0.90)	$ (0.26)	$ (1.16)	$ (0.31)
Income from discontinued operations	--	0.13	--	0.38
Loss from sale of discontinued
operations	--	--	(0.56)	--
Net (loss) income	$ (0.90)	$ (0.13)	$ (1.72)	$ 0.07

Distributions per limited partnership
unit	$ --	$ 1.21	$ 60.89	$ 1.21

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	61,063	$ --	$ 15,266	$15,266

Partners' capital
at December 31, 2008	61,063	$ 49	$ 5,663	$ 5,712

Distributions to partners	--	(38)	(3,718)	(3,756)

Net loss for the six months
ended June 30, 2009	--	(1)	(105)	(106)

Partners' capital
at June 30, 2009	61,063	$ 10	$ 1,840	$ 1,850

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (106)	$ 4
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	81	186
Amortization of loan costs	--	11
Loss from sale of discontinued operations	34	--
Change in accounts:
Receivables and deposits	117	(12)
Other assets	(3)	--
Accounts payable	(14)	(10)
Tenant security deposit liabilities	1	6
Accrued property taxes	34	37
Other liabilities	(60)	(4)
Net cash provided by operating activities	84	218

Cash flows used in investing activities:
Property improvements and replacements	(58)	(158)

Cash flows from financing activities:
Distributions to partners	(3,756)	(75)
Advances from affiliate	28	--
Repayment of advances from affiliate	(28)	--
Net cash used in financing activities	(3,756)	(75)

Net decrease in cash and cash equivalents	(3,730)	(15)

Cash and cash equivalents at beginning of period	3,804	152

Cash and cash equivalents at end of period	$ 74	$ 137

Supplemental disclosure of cash flow information:
Cash paid for interest	$ --	$ 78
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 7

At December 31, 2007, approximately $35,000 of property improvements and replacements were included in accounts payable, which are included in property improvements and replacements for the six months ended June 30, 2008.

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Partnership’s general partner, United Investors Real Estate, Inc. (the “General Partner” or “UIRE”), a Delaware corporation and a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 12, 2009.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the three and six months ended June 30, 2008 reflect the operations of Bronson Place Apartments as income from discontinued operations due to its sale on December 30, 2008.

The following table presents summarized results of operations related to the Partnership’s discontinued operations (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Revenues	$ 213	$ 432
Expenses	205	409
Income from discontinued operations	$ 8	$ 23

Certain reclassifications have been made to the 2008 balances to conform with the 2009 presentation.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its financial statements.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $15,000 and $36,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in operating expenses and income from discontinued operations.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $5,000 and $25,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, during the six months ended June 30, 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced approximately $28,000 to the Partnership to fund operating expenses and capital improvements. No such amounts were advanced during the six months ended June 30, 2008. The interest rates charged on the outstanding advances made to the Partnership ranged from the prime rate to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on the advances was 11.19%. Interest on advances was less than $1,000 for the six months ended June 30, 2009. The entire advance balance and associated accrued interest was repaid during the six months ending June 30, 2009 with cash from operations. At June 30, 2009 and December 31, 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $7,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $21,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

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

During the six months ended June 30, 2009, the Partnership recognized a loss from sale of discontinued operations of approximately $34,000. This loss is a result of additional costs incurred related to the sale of Bronson Place Apartments during the six months ended June 30, 2009.

Note D – Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, as amended by SFAS No. 119, “Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At June 30, 2009, the Partnership believes that the carrying amount of its financial instruments approximated their fair value due to the short-term maturity of these instruments.

Note E - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property. During the year ended December 31, 2008, the General Partner learned that the property at Defoors Crossing Apartments had been impacted by the use of dry cleaning solvents at an adjacent dry cleaning business.  The General Partner is investigating to what extent these solvents might be affecting the property and the indoor air in any of the buildings.  The General Partner is also evaluating to what extent any potential damages or remediation costs should be covered by insurance, the adjacent dry cleaning business or the owners of the adjacent property. The General Partner can make no assurance that any potential liabilities will not have a material adverse effect on the Partnership’s financial condition, results of operations, or cash flows.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

            OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the six months ended June 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Defoors Crossing Apartments	93%	99%
Atlanta, Georgia

The General Partner attributes the decrease in occupancy at Defoors Crossing Apartments to poor economic conditions in the Atlanta area.

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

Results of Operations

The Partnership’s net loss for the three months ended June 30, 2009 was approximately $56,000, compared to net loss of approximately $8,000 for the three months ended June 30, 2008. The Partnership recognized net loss of approximately $106,000 for the six months ended June 30, 2009, compared to net income of approximately $4,000 for the six months ended June 30, 2008. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statements of operations for the three and six months ended June 30, 2008 reflect the operations of Bronson Place Apartments as income from discontinued operations due to its sale on December 30, 2008.

On December 30, 2008, the Partnership sold Bronson Place Apartments to a third party for a gross sale price of approximately $7,400,000. The net proceeds realized by the Partnership were approximately $7,136,000 after payment of closing costs. The Partnership used approximately $3,451,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $5,038,000 for the year ended December 31, 2008. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $39,000 due to the write-off of unamortized loan costs. During the six months ended June 30, 2009, the Partnership recognized a loss from sale of discontinued operations of approximately $34,000. This loss is a result of additional costs incurred related to the sale of Bronson Place Apartments during the six months ended June 30, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Revenues	$ 213	$ 432
Expenses	205	409
Income from discontinued operations	$ 8	$ 23

The Partnership’s loss from continuing operations for the three and six months ended June 30, 2009 was approximately $56,000 and $72,000, respectively, compared to loss from continuing operations of approximately $16,000 and $19,000 for the three and six months ended June 30, 2008, respectively.  The increase in loss from continuing operations for both periods is due to an increase in total expenses and a decrease in total revenues.

Total expenses increased for both the three and six months ended June 30, 2009 due to increases in operating and depreciation expenses, partially offset by a decrease in general and administrative expenses. Property tax expense remained relatively constant for the comparable periods. Operating expenses increased for both periods primarily due to increases in costs associated with testing for the contaminants which have leaked onto the property and expenses related to a mortgage loan application, which was cancelled. During the year ended December 31, 2008, the General Partner learned that the property at Defoors Crossing Apartments had been impacted by the use of dry cleaning solvents at an adjacent dry cleaning business.  The General Partner is investigating to what extent these solvents might be affecting the property and the indoor air in any of the buildings.  The General Partner is also evaluating to what extent any potential damages or remediation costs should be covered by insurance, the adjacent dry cleaning business or the owners of the adjacent property. Depreciation expense increased for both periods due to property improvements and replacements placed into service at the property during the past twelve months.

The decrease in general and administrative expenses for both the three and six months ended June 30, 2009 is primarily due to a decrease in reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for both periods due to a decrease in rental income. Other income remained relatively constant for both periods. Rental income decreased primarily due to a decrease in occupancy, partially offset by an increase in the average rental rate at the Partnership’s investment property.

Liquidity and Capital Resources

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $74,000, compared to approximately $137,000 at June 30, 2008.  Cash and cash equivalents decreased approximately $3,730,000, from December 31, 2008, due to approximately $3,756,000 and $58,000 of cash used in financing and investing activities, respectively, partially offset by approximately $84,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and repayment of advances from an affiliate, partially offset by advances received from an affiliate. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2009, the Partnership completed approximately $58,000 of capital improvements at Defoors Crossing Apartments, consisting primarily of balcony upgrades. These improvements were funded from operations and advances from AIMCO Properties, L.P., an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2009 and 2008 (in thousands, except per unit data):

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership

	June 30, 2009	Unit	June 30, 2008	Unit

Sale (1)	$ 3,685	$ 59.74	$ --	$ --
Financing (2)	71	1.15	75	1.21
	$ 3,756	$ 60.89	$ 75	$ 1.21

(1)   Proceeds from the December 2008 sale of Bronson Place Apartments.

(2)   Proceeds from the September 2007 refinancing of the mortgage encumbering Bronson Place Apartments.

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

Other

In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 limited partnership units (the "Units") in the Partnership representing 40.12% of the outstanding Units at June 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at June 30, 2009, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INVESTORS INCOME PROPERTIES

By: United Investors Real Estate, Inc.
General Partner

Date: August 12, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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