Form 10-K
period 2009-12-31
UNITED INVESTORS INCOME PROPERTIES
filed 2010-03-30
CIK 830056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership was engaged in the business of acquiring and operating multifamily residential and commercial real estate properties and other income producing real estate.  The Partnership had acquired three multifamily residential properties, a medical office building, and an interest in a joint venture which owned a medical office building. The medical office building, the joint venture and one of the multifamily residential properties were sold prior to 2008. The Partnership sold another of its residential properties on December 30, 2008. The Partnership currently owns one residential property which is further described in “Item 2. Property”.

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

During the year ended December 31, 2009, the Partnership recognized a loss from sale of discontinued operations of approximately $34,000. This loss is a result of additional costs incurred related to the sale of Bronson Place Apartments during the year ended December 31, 2009.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Defoors Crossing
Apartments	$ 4,126	$ 2,316	5-40 yrs	S/L	$ 1,768

See "Note A - Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2009 and 2008 for the property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2009	2008	2009	2008
Defoors Crossing Apartments	$ 9,286	$ 9,520	95%	98%
Atlanta, GA

The General Partner attributes the decrease in occupancy at Defoors Crossing Apartments to poor economic conditions in the Atlanta area.

The real estate industry is highly competitive. The Partnership’s property is subject to competition from other residential apartment complexes in the area in which it operates. The General Partner believes the property is adequately insured. The residential property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rate

Real estate taxes and effective rate in 2009 for the property were as follows:

	2009	2009
	Billing	Rate
	(in thousands)
Defoors Crossing Apartments	$ 56	1.50%

Capital Improvements

During the year ended December 31, 2009, the Partnership completed approximately $87,000 of capital improvements at Defoors Crossing Apartments, consisting primarily of balcony upgrades and appliance and floor covering replacements. These improvements were funded from operations and advances from AIMCO Properties, L.P., an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.  The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  After those arbitrations have been completed, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010.  The General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

                                       PART II

Item 5.     Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered 80,000 and sold 61,063 Limited Partnership Units (the "Units") during its offering period through May 4, 1990, aggregating approximately $15,266,000. The Partnership currently has 61,063 Units outstanding and 915 holders of record. Affiliates of the General Partner and AIMCO owned 24,498 Units or 40.12% at December 31, 2009. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership

	December 31, 2009	Unit	December 31, 2008	Unit

Sale(1)	$ 3,685	$ 59.74	$ --	$ --
Financing (2)	71	1.15	75	1.21
	$ 3,756	$ 60.89	$ 75	$ 1.21

(1)   Proceeds from the December 2008 sale of Bronson Place Apartments.

(2)   Proceeds from the September 2007 refinancing of the mortgage encumbering Bronson Place Apartments.

Future cash distributions will depend on the levels of cash generated from operations, property sale and/or financings.  The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after capital expenditures to permit any distributions to its partners during 2010 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 Units in the Partnership representing 40.12% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at December 31, 2009, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership recognized a net loss of approximately $163,000 for the year ended December 31, 2009, compared to net income of approximately $4,941,000 for the year ended December 31, 2008. The statement of operations for the year ended December 31, 2008 reflects the operations of Bronson Place Apartments as income from discontinued operations due to its sale on December 30, 2008.

On December 30, 2008, the Partnership sold Bronson Place Apartments to a third party for a gross sale price of approximately $7,400,000.  The net proceeds realized by the Partnership were approximately $7,136,000 after payment of closing costs. The Partnership used approximately $3,451,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership realized a gain of approximately $5,038,000 for the year ended December 31, 2008, which is included in gain from sale of discontinued operations on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $39,000 due to the write-off of unamortized loan costs, which is included in income from discontinued operations on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

During the year ended December 31, 2009, the Partnership recognized a loss from sale of discontinued operations of approximately $34,000. This loss is a result of additional costs incurred related to the sale of Bronson Place Apartments during the year ended December 31, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations (in thousands):

Year Ended
December 31, 2008

Revenues	$ 870
Expenses	(819)
Loss on early extinguishment of debt	(39)
Income from discontinued operations	$ 12

The Partnership’s loss from continuing operations for the years ended December 31, 2009 and 2008 was approximately $129,000 and $109,000, respectively. The increase in loss from continuing operations is due to a decrease in total revenues.  Total expenses remained constant for the year ended December 31, 2009.

Total revenues decreased due to a decrease in rental income, partially offset by an increase in other income.  Rental income decreased primarily due to decreases in occupancy and the average rental rate at the Partnership’s investment property.  The increase in other income is primarily due to an increase in lease cancellation fees at Defoors Crossing Apartments.

Total expenses remained constant as increases in operating, depreciation and property tax expenses were offset by a decrease in general and administrative expense. The increase in operating expense is primarily due to costs associated with testing for contaminants which have leaked onto the property and associated legal fees, partially offset by decreases in advertising and utility expenses at the property. During the year ended December 31, 2008, the General Partner learned that the property at Defoors Crossing Apartments had been impacted by the use of dry cleaning solvents at an adjacent dry cleaning business.  The General Partner has conducted indoor air quality testing and groundwater testing at the property, and submitted the results to the state of Georgia.  Upon review of the indoor air quality results for the property, the state provided a written response stating that “residents living at the Defoors Crossing Apartments are not at risk for adverse health effects from exposure to reported levels of PCE and TCE in indoor air.”  On March 23, 2010 the state provided a written response to the General Partner's notification regarding groundwater testing, stating that "it has no reason to believe that a release exceeding a reportable quantity has occurred at this property," and concluding that based on the notification, the property would not be placed on the state's Hazardous Site Inventory.Depreciation expense increased due to property improvements and replacements placed into service at the property during the past twelve months.  Property tax expense increased primarily due to the successful appeal of the assessed value of Defoors Crossing Apartments, which resulted in the receipt of a refund of the 2007 taxes during the year ended December 31, 2008.

The decrease in general and administrative expenses is primarily due to a decrease in reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the years ended December 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $59,000, compared to approximately $3,804,000 at December 31, 2008. Cash and cash equivalents decreased approximately $3,745,000 due to approximately $3,736,000 and $87,000 of cash used in financing and investing activities, respectively, partially offset by approximately $78,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and repayment of advances from an affiliate, partially offset by advances received from an affiliate. Cash used in investing activities consisted of property improvements and replacements.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, during the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced approximately $48,000 to the Partnership to fund operating expenses and capital improvements. No such amounts were advanced during the year ended December 31, 2008. The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on the advances at December 31, 2009 was 11.19%. Interest on advances was less than $1,000 for the year ended December 31, 2009. During the year ended December 31, 2009, the Partnership made a payment on the outstanding advances and accrued interest of approximately $28,000 with cash from operations. There were no such payments made during the year ended December 31, 2008. At December 31, 2009, the amount of the outstanding advances and accrued interest was approximately $20,000 and is included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. At December 31, 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership

	December 31, 2009	Unit	December 31, 2008	Unit

Sale(1)	$ 3,685	$ 59.74	$ --	$ --
Financing (2)	71	1.15	75	1.21
	$ 3,756	$ 60.89	$ 75	$ 1.21

(1)   Proceeds from the December 2008 sale of Bronson Place Apartments.

(2)   Proceeds from the September 2007 refinancing of the mortgage encumbering Bronson Place Apartments.

Future cash distributions will depend on the levels of cash generated from operations, property sale and/or financings.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners during 2010 or subsequent periods.

Other

In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 Units in the Partnership representing 40.12% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at December 31, 2009, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s asset.

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

Item 8.     Financial Statements and Supplementary Data

UNITED INVESTORS INCOME PROPERTIES

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2009 and 2008

Statements of Operations - Years ended December 31, 2009 and 2008

Statements of Changes in Partners' Capital - Years ended December 31, 2009 and 2008

Statements of Cash Flows - Years ended December 31, 2009 and 2008

Notes to Financial Statements

               Report of Independent Registered Public Accounting Firm

The Partners

United Investors Income Properties

We have audited the accompanying balance sheets of United Investors Income Properties as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Investors Income Properties at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 30, 2010

UNITED INVESTORS INCOME PROPERTIES

BALANCE SHEETS

 (in thousands, except unit data)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$ 59	$ 3,804
Receivables and deposits	8	124
Other assets	6	11
Investment property (Note B):
Land	520	520
Buildings and related personal property	3,606	3,519
	4,126	4,039
Less accumulated depreciation	(2,316)	(2,153)
	1,810	1,886

	$ 1,883	$ 5,825
Liabilities and Partners' Capital
Liabilities
Accounts payable	$ 6	$ 22
Tenant security deposit liabilities	11	12
Accrued property taxes	8	--
Other liabilities	45	79
Due to affiliates (Note D)	20	--
	90	113

Partners' Capital
General partner	10	49
Limited partners (61,063 units issued and
outstanding)	1,783	5,663
	1,793	5,712
	$ 1,883	$ 5,825

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2009	2008
Revenues:
Rental income	$ 530	$ 558
Other income	52	44
Total revenues	582	602

Expenses:
Operating	409	374
General and administrative	75	135
Depreciation	163	148
Property taxes	64	54
Total expenses	711	711

Loss from continuing operations	(129)	(109)
Income from discontinued operations (Note A)	--	12
(Loss) gain from sale of discontinued operations (Note C)	(34)	5,038
Net (loss) income (Note E)	$ (163)	$ 4,941

Net (loss) income allocated to general partner	$ (1)	$ 104
Net (loss) income allocated to limited partners	(162)	4,837
	$ (163)	$ 4,941

Per limited partnership unit:
Loss from continuing operations	$ (2.09)	$ (1.78)
Income from discontinued operations	--	0.20
(Loss) gain from sale of discontinued operations	(0.56)	80.79
Net (loss) income	$ (2.65)	$ 79.21

Distributions per limited partnership unit	$ 60.89	$ 1.21

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	61,063	$ --	$15,266	$15,266

Partners' (deficiency) capital at
December 31, 2007	61,063	$ (54)	$ 900	$ 846

Distribution to partners	--	(1)	(74)	(75)

Net income for the year ended
December 31, 2008	--	104	4,837	4,941

Partners' capital at
December 31, 2008	61,063	49	5,663	5,712

Distributions to partners	--	(38)	(3,718)	(3,756)

Net loss for the year ended
December 31, 2009	--	(1)	(162)	(163)

Partners’ capital at
December 31, 2009	61,063	$ 10	$ 1,783	$ 1,793

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (163)	$ 4,941
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
(Loss) gain from sale of discontinued operations	34	(5,038)
Loss on early extinguishment of debt	--	39
Depreciation	163	380
Amortization of loan costs	--	22
Change in accounts:
Receivables and deposits	116	(50)
Other assets	5	12
Accounts payable	(50)	(9)
Tenant security deposit liabilities	(1)	(28)
Accrued property taxes	8	--
Other liabilities	(34)	22
Net cash provided by operating activities	78	291

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	--	7,136
Property improvements and replacements	(87)	(249)
Net cash (used in) provided by investing activities	(87)	6,887

Cash flows from financing activities:
Repayment of mortgage notes payable	--	(3,451)
Distributions to partners	(3,756)	(75)
Advances from affiliate	48	--
Repayment of advances from affiliate	(28)	--
Net cash used in financing activities	(3,736)	(3,526)

Net (decrease) increase in cash and cash equivalents	(3,745)	3,652
Cash and cash equivalents at beginning of year	3,804	152

Cash and cash equivalents at end of year	$ 59	$ 3,804

Supplemental disclosure of cash flow information:
Cash paid for interest	$ --	$ 146

At December 31, 2007, approximately $35,000 of property improvements and replacements were included in accounts payable, which are included in property improvements and replacements for the year ended December 31, 2008.

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

Note A - Organization and Summary of Significant Accounting Policies

Organization: United Investors Income Properties (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri on June 23, 1988.  The Partnership is governed by an Agreement of Limited Partnership dated July 27, 1988. United Investors Real Estate, Inc., a Delaware corporation ("UIRE" or the "General Partner"), is the sole general partner of the Partnership. UIRE is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2018 unless terminated prior to such date. As of December 31, 2009, the Partnership operates one residential property in the southern United States.

Subsequent Events: The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Basis of Presentation: The accompanying statement of operations for the year ended December 31, 2008 reflects the operations of Bronson Place Apartments as income from discontinued operations due to its sale on December 30, 2008 (as discussed in “Note C”).

The following table presents summarized results of operations related to the Partnership’s discontinued operations (in thousands):

Year Ended
December 31, 2008

Revenues	$ 870
Expenses	(819)
Loss on early extinguishment of debt	(39)
Income from discontinued operations	$ 12

Recent Accounting Pronouncement:In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Cash and cash equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $45,000 and $3,754,000 at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Investment Property: Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any costs related to interest, property taxes, or operating costs during the years ended December 31, 2009 and 2008.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ended December 31, 2009 and 2008.

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

Fair Value of Financial Instruments: FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2009, the Partnership believes that the carrying amount of its financial instruments approximated their fair value due to the short-term maturity of these instruments.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense was approximately $22,000 and $61,000 for the years ended December 31, 2009 and 2008, respectively, and is included in operating expenses and income from discontinued operations.

Segment Reporting: FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Note B – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)	(in thousands)		(in thousands)

Defoors Crossing Apartments	$ --	$ 520	$ 2,480	$ 1,126

	Gross Amount At Which Carried
	At December 31, 2009
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)
Defoors
Crossing
Apartments	$ 520	$3,606	$4,126	$2,316	1988	05/01/89	5-40 yrs

Reconciliation of "investment property and accumulated depreciation":

	Years Ended December 31,
	2009	2008
	(in thousands)
Investment Property
Balance at beginning of year	$ 4,039	$ 8,521
Property improvements and replacements	87	214
Sale of property	--	(4,696)
Balance at end of year	$ 4,126	$ 4,039

Accumulated Depreciation
Balance at beginning of year	$ 2,153	$ 4,381
Additions charged to expense	163	380
Sale of property	--	(2,608)
Balance at end of year	$ 2,316	$ 2,153

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2009 and 2008 is approximately $4,126,000 and $4,039,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2009 and 2008 is approximately $2,358,000 and $2,198,000, respectively.

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

During the year ended December 31, 2009, the Partnership recognized a loss from sale of discontinued operations of approximately $34,000. This loss is a result of additional costs incurred related to the sale of Bronson Place Apartments during the year ended December 31, 2009.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $29,000 and $73,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses and income from discontinued operations.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $9,000 and $59,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, during the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced approximately $48,000 to the Partnership to fund operating expenses and capital improvements. No such amounts were advanced during the year ended December 31, 2008. The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on the advances at December 31, 2009 was 11.19%. Interest on advances was less than $1,000 for the year ended December 31, 2009. During the year ended December 31, 2009, the Partnership made a payment on the outstanding advances and accrued interest of approximately $28,000 with cash from operations. There were no such payments made during the year ended December 31, 2008. At December 31, 2009, the amount of the outstanding advances and accrued interest was approximately $20,000 and is included in due to affiliates. At December 31, 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $8,000 and $21,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 limited partnership units (the "Units") in the Partnership representing 40.12% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and Units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at December 31, 2009, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note E - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation between net (loss) income as reported in the financial statements and Federal taxable (loss) income allocated to the partners in the Partnership's tax return for the years ended December 31, 2009 and 2008 (in thousands, except unit data):

	2009	2008
Net (loss) income as reported	$ (163)	$4,941
Add (deduct):
Gain on sale of property	--	8
Depreciation differences	3	47
Other	(16)	(8)
Federal taxable (loss) income	$ (176)	$4,988
Federal taxable (loss) income per limited
partnership unit	$(2.86)	$80.94

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

	2009	2008
Net assets as reported	$ 1,793	$ 5,712
Differences in basis of assets
Deferred revenue and other liabilities	(55)	(25)
Accumulated depreciation	(42)	(45)
Other	(7)	(20)
Syndication costs	1,902	1,902

Net assets - tax basis	$ 3,591	$ 7,524

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.  The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  After those arbitrations have been completed, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010.  The General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property. During the year ended December 31, 2008, the General Partner learned that the property at Defoors Crossing Apartments had been impacted by the use of dry cleaning solvents at an adjacent dry cleaning business.  The General Partner has conducted indoor air quality testing and groundwater testing at the property, and submitted the results to the state of Georgia.  Upon review of the indoor air quality results for the property, the state provided a written response stating that “residents living at the Defoors Crossing Apartments are not at risk for adverse health effects from exposure to reported levels of PCE and TCE in indoor air.”  On March 23, 2010 the state provided a written response to the General Partner's notification regarding groundwater testing, stating that "it has no reason to believe that a release exceeding areportable quantity has occurred at this property," and concluding that based on the notification, the property would not be placed on the state's Hazardous Site Inventory.  The General Partner can make no assurance that any potential liabilities will not have a material adverse effect on the Partnership’s financial condition, results of operations, or cash flows.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the General Partner in February 2009.  He joined AIMCO and the General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation

No remuneration was paid by the Partnership to any officer or director of the General Partner during the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth those persons or entities known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2009 and the ownership interests in Units of the General Partner and its affiliates.

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	88	0.14%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	24,410	39.98%
(an affiliate of AIMCO)

AIMCO IPLP, L.P. is indirectly but ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29601.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $29,000 and $73,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses and income from discontinued operations on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $9,000 and $59,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

In accordance with the Partnership Agreement, during the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced approximately $48,000 to the Partnership to fund operating expenses and capital improvements. No such amounts were advanced during the year ended December 31, 2008. The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rate on the advances at December 31, 2009 was 11.19%. Interest on advances was less than $1,000 for the year ended December 31, 2009. During the year ended December 31, 2009, the Partnership made a payment on the outstanding advances and accrued interest of approximately $28,000 with cash from operations. There were no such payments made during the year ended December 31, 2008. At December 31, 2009, the amount of the outstanding advances and accrued interest was approximately $20,000 and is included in due to affiliates on the balance sheet included in “Item 8. Financial Statements and Supplementary Data”. At December 31, 2008, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $8,000 and $21,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 Units in the Partnership representing 40.12% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and Units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at December 31, 2009, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $38,000 and $54,000 for 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $5,000 and $8,000 for 2009 and 2008, respectively.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)            The following financial statements of the Partnership are included in Item 8:

Balance Sheets at December 31, 2009 and 2008.

Statements of Operations for the years ended December 31, 2009 and 2008.

Statements of Changes in Partners’ Capital for the years ended December 31, 2009 and 2008.

Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to Financials Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit Index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INVESTORS INCOME PROPERTIES

By: United Investors Real Estate, Inc.
General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 30, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior Vice	Date: March 30, 2010
Steven D. Cordes	President

/s/Stephen B. Waters	Senior Director of	Date: March 30, 2010
Stephen B. Waters	Partnership Accounting

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