Form 10-Q
period 2010-03-31
UNITED INVESTORS INCOME PROPERTIES
filed 2010-05-14
CIK 830056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

UNITED INVESTORS INCOME PROPERTIES

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 81	$ 59
Receivables and deposits	7	8
Other assets	14	6
Investment property:
Land	520	520
Buildings and related personal property	3,612	3,606
	4,132	4,126
Less accumulated depreciation	(2,357)	(2,316)
	1,775	1,810
	$ 1,877	$ 1,883
Liabilities and Partners' Capital
Liabilities
Accounts payable	$ 23	$ 6
Tenant security deposit liabilities	10	11
Accrued property taxes	25	8
Other liabilities	23	45
Due to affiliates (Note B)	--	20
	81	90

Partners' Capital
General partner	10	10
Limited partners (61,063 units issued and
outstanding)	1,786	1,783
	1,796	1,793
	$ 1,877	$ 1,883

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Rental income	$ 128	$ 137
Other income	20	11
Total revenues	148	148

Expenses:
Operating	71	86
General and administrative	16	22
Depreciation	41	40
Property taxes	17	16
Total expenses	145	164

Income (loss) from continuing operations	3	(16)
Loss from sale of discontinued operations (Note C)	--	(34)
Net income (loss)	$ 3	$ (50)

Net income (loss) allocated to general partner (1%)	$ --	$ --
Net income (loss) allocated to limited partners (99%)	3	(50)
	$ 3	$ (50)

Per limited partnership unit:
Income (loss) from continuing operations	$ .05	$ (.26)
Loss from sale of discontinued operations	--	(.56)
Net income (loss)	$ .05	$ (.82)

Distributions per limited partnership unit	$ --	$ 60.89

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	61,063	$ --	$15,266	$15,266

Partners' capital
at December 31, 2009	61,063	$ 10	$ 1,783	$ 1,793

Net income for the three months
ended March 31, 2010	--	--	3	3

Partners' capital
at March 31, 2010	61,063	$ 10	$ 1,786	$ 1,796

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 3	$ (50)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	41	40
Loss from sale of discontinued operations	--	34
Change in accounts:
Receivables and deposits	1	115
Other assets	(8)	(7)
Accounts payable	17	(23)
Tenant security deposit liabilities	(1)	1
Accrued property taxes	17	18
Other liabilities	(22)	(62)
Net cash provided by operating activities	48	66

Cash flows used in investing activities:
Property improvements and replacements	(6)	(38)

Cash flows from financing activities:
Distributions to partners	--	(3,756)
Repayment of advances from affiliates	(20)	--
Net cash used in financing activities	(20)	(3,756)

Net increase (decrease) in cash and cash equivalents	22	(3,728)

Cash and cash equivalents at beginning of period	59	3,804

Cash and cash equivalents at end of period	$ 81	$ 76

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 9

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Partnership’s general partner, United Investors Real Estate, Inc. (the “General Partner” or “UIRE”), a Delaware corporation and a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $7,000 and $8,000 for the three months ended March 31, 2010 and 2009, respectively, which are included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $3,000 for each of the three months ended March 31, 2010 and 2009, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, during the second and third quarters of 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced approximately $48,000 to the Partnership to fund operating expenses and capital improvements. No such amounts were advanced during the three months ended March 31, 2010 and 2009. The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. Interest on advances was less than $1,000 for the three months ended March 31, 2010. At December 31, 2009, the amount of the outstanding advances and accrued interest was approximately $20,000 and is included in due to affiliates. During the three months ended March 31, 2010, the Partnership made a payment on the outstanding advances and accrued interest of approximately $20,000 with cash from operations. There were no such payments made during the three months ended March 31, 2009. At March 31, 2010, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $6,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $8,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Disposition of Investment Property

On December 30, 2008, the Partnership sold Bronson Place Apartments to a third party for a gross sale price of approximately $7,400,000.  The net proceeds realized by the Partnership were approximately $7,136,000 after payment of closing costs. The Partnership used approximately $3,451,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership realized a gain of approximately $5,038,000 during 2008. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $39,000 during 2008, due to the write-off of unamortized loan costs. During the three months ended March 31, 2009, the Partnership recognized a loss from sale of discontinued operations of approximately $34,000. This loss is a result of additional costs incurred related to the sale of Bronson Place Apartments during the three months ended March 31, 2009.

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At March 31, 2010, the Partnership believes that the carrying amount of its financial instruments approximated their fair value due to the short-term maturity of these instruments.

Note E - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.  The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  After those arbitrations have been completed, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

            OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements, the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the three months ended March 31, 2010 and 2009:

	Average Occupancy
Property	2009	2008

Defoors Crossing Apartments	99%	95%
Atlanta, Georgia

The General Partner attributes the increase in occupancy at Defoors Crossing Apartments to a decrease in rental rates and fewer job transfers in the local area.

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2010 was approximately $3,000 compared to a net loss of approximately $50,000 for the three months ended March 31, 2009.

On December 30, 2008, the Partnership sold Bronson Place Apartments to a third party for a gross sale price of approximately $7,400,000. The net proceeds realized by the Partnership were approximately $7,136,000 after payment of closing costs. The Partnership used approximately $3,451,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership realized a gain of approximately $5,038,000 during 2008. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $39,000 during 2008 due to the write-off of unamortized loan costs. During the three months ended March 31, 2009, the Partnership recognized a loss from sale of discontinued operations of approximately $34,000. This loss is a result of additional costs incurred related to the sale of Bronson Place Apartments during the three months ended March 31, 2009.

The Partnership’s income from continuing operations for the three months ended March 31, 2010 was approximately $3,000 compared to loss from continuing operations of approximately $16,000 for the three months ended March 31, 2009. The decrease in loss from continuing operations is due to a decrease in total expenses.

Total expenses decreased for the three months ended March 31, 2010 due to decreases in operating and general and administrative expenses. Depreciation and property tax expenses remained relatively constant for the comparable periods. Operating expense decreased due to a decrease in utility costs for the comparable periods.

The decrease in general and administrative expenses for the three months ended March 31, 2010 is due to a decrease in the costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2010 and 2009 are reimbursements to the General partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

Total revenues remained constant for the three months ended March 31, 2010 as a decrease in rental income was offset by an increase in other income. Rental income decreased primarily due to a decrease in the average rental rate, partially offset by an increase in occupancy at the Partnership’s investment property. Other income increased as a result of receiving a partial refund during the first quarter of 2010 related to costs incurred during 2009 associated with a potential loan application which was later withdrawn.

Liquidity and Capital Resources

At March 31, 2010, the Partnership had cash and cash equivalents of approximately $81,000 compared to approximately $59,000 at December 31, 2009. Cash and cash equivalents increased approximately $22,000 due to approximately $48,000 of cash provided by operating activities, partially offset by approximately $6,000 and $20,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of repayment of advances from an affiliate.

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

During the three months ended March 31, 2010, the Partnership completed approximately $6,000 of capital improvements at Defoors Crossing Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, during the second and third quarters of 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced approximately $48,000 to the Partnership to fund operating expenses and capital improvements. No such amounts were advanced during the three months ended March 31, 2010 and 2009. The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. Interest on advances was less than $1,000 for the three months ended March 31, 2010. At December 31, 2009, the amount of the outstanding advances and accrued interest was approximately $20,000 and is included in due to affiliates. During the three months ended March 31, 2010, the Partnership made a payment on the outstanding advances and accrued interest of approximately $20,000 with cash from operations. There were no such payments made during the three months ended March 31, 2009. At March 31, 2010, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.

The Partnership distributed the following amounts during the three months ended March 31, 2010 and 2009 (in thousands, except per unit data):

	Three Months	Per Limited	Three Months	Per Limited
	Ended	Partnership	Ended	Partnership
	March 31, 2010	Unit	March 31, 2009	Unit

Sale (1)	$ --	$ --	$ 3,685	$ 59.74
Financing (2)	--	--	71	1.15
	$ --	$ --	$ 3,756	$ 60.89

(1)   Proceeds from the December 2008 sale of Bronson Place Apartments.

(2)   Proceeds from the September 2007 refinancing of the mortgage encumbering Bronson Place Apartments.

Future cash distributions will depend on the levels of cash generated from operations, property sale and/or financings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital improvements to permit any distributions to its partners during 2010 or subsequent periods.

Other

In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 limited partnership units (the "Units") in the Partnership representing 40.12% of the outstanding Units at March 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at March 31, 2010, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.  The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  After those arbitrations have been completed, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

UNITED INVESTORS INCOME PROPERTIES

By: United Investors Real Estate, Inc.
General Partner

Date: May 14, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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