Form 10-Q
period 2010-06-30
UNITED INVESTORS INCOME PROPERTIES
filed 2010-08-11
CIK 830056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

UNITED INVESTORS INCOME PROPERTIES

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 109	$ 59
Receivables and deposits	7	8
Other assets	11	6
Investment property:
Land	520	520
Buildings and related personal property	3,621	3,606
	4,141	4,126
Less accumulated depreciation	(2,399)	(2,316)
	1,742	1,810
	$ 1,869	$ 1,883
Liabilities and Partners' Capital
Liabilities
Accounts payable	$ 19	$ 6
Tenant security deposit liabilities	11	11
Accrued property taxes	41	8
Other liabilities	25	45
Due to affiliates (Note B)	--	20
	96	90

Partners' Capital
General partner	10	10
Limited partners (61,063 units issued and
outstanding)	1,763	1,783
	1,773	1,793
	$ 1,869	$ 1,883

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 124	$ 130	$ 252	$ 267
Other income	13	14	33	25
Total revenues	137	144	285	292

Expenses:
Operating	82	124	153	210
General and administrative	19	19	35	41
Depreciation	42	41	83	81
Property taxes	17	16	34	32
Total expenses	160	200	305	364

Loss from continuing operations	(23)	(56)	(20)	(72)

Loss from sale of discontinued
operations (Note C)	--	--	--	(34)
Net loss	$ (23)	$ (56)	$ (20)	$ (106)

Net loss allocated to general partner (1%)	$ --	$ (1)	$ --	$ (1)
Net loss allocated to limited partners (99%)	(23)	(55)	(20)	(105)
	$ (23)	$ (56)	$ (20)	$ (106)

Per limited partnership unit:
Loss from continuing operations	$(0.38)	$(0.90)	$(0.33)	$(1.16)
Loss from sale of discontinued operations	--	--	--	(0.56)
Net loss	$(0.38)	$(0.90)	$(0.33)	$(1.72)

Distributions per limited partnership unit	$ --	$ --	$ --	$60.89

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	61,063	$ --	$15,266	$15,266

Partners' capital
at December 31, 2009	61,063	$ 10	$ 1,783	$ 1,793

Net loss for the six months
ended June 30, 2010	--	--	(20)	(20)

Partners' capital
at June 30, 2010	61,063	$ 10	$ 1,763	$ 1,773

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (20)	$ (106)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	83	81
Loss from sale of discontinued operations	--	34
Change in accounts:
Receivables and deposits	1	117
Other assets	(5)	(3)
Accounts payable	13	(14)
Tenant security deposit liabilities	--	1
Accrued property taxes	33	34
Other liabilities	(20)	(60)
Net cash provided by operating activities	85	84

Cash flows used in investing activities:
Property improvements and replacements	(15)	(58)

Cash flows from financing activities:
Distributions to partners	--	(3,756)
Advances from affiliate	--	28
Repayment of advances from affiliate	(20)	(28)
Net cash used in financing activities	(20)	(3,756)

Net increase (decrease) in cash and cash equivalents	50	(3,730)

Cash and cash equivalents at beginning of period	59	3,804

Cash and cash equivalents at end of period	$ 109	$ 74

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of United Investors Income Properties (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Partnership’s general partner, United Investors Real Estate, Inc. (the “General Partner” or “UIRE”), a Delaware corporation and a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Investment Property

On June 15, 2010, the Partnership entered into a sale contract with a third party relating to the sale of Defoors Crossing Apartments, which is projected to close during the third quarter of 2010 for approximately $3,000,000. The Partnership has determined that certain held for sale criteria have not been met at June 30, 2010 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $14,000 and $15,000 for the six months ended June 30, 2010 and 2009, respectively, which are included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $5,000 for each of the six months ended June 30, 2010 and 2009, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, during the second and fourth quarters of 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced approximately $28,000 and $20,000, respectively, to the Partnership to fund operating expenses and capital improvements. No such amounts were advanced during the six months ended June 30, 2010. The interest rates charged on the outstanding advances made to the Partnership were based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. Interest on advances was less than $1,000 for each of the six months ended June 30, 2010 and 2009. At December 31, 2009, the amount of the outstanding advances and accrued interest was approximately $20,000 and is included in due to affiliates. During the six months ended June 30, 2010 and 2009, the Partnership made payments on the outstanding advances and accrued interest of approximately $20,000 and $28,000, respectively, with cash from operations. At June 30, 2010, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $7,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $8,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

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

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At June 30, 2010, the Partnership believes that the carrying amount of its financial instruments approximated their fair value due to the short-term maturity of these instruments.

Note E - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.  Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the six months ended June 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Defoors Crossing Apartments	97%	93%
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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2010 was approximately $23,000 and $20,000, respectively, compared to a net loss of approximately $56,000 and $106,000 for the three and six months ended June 30, 2009, respectively.

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

On June 15, 2010, the Partnership entered into a sale contract with a third party relating to the sale of Defoors Crossing Apartments, which is projected to close during the third quarter of 2010 for approximately $3,000,000. The Partnership has determined that certain held for sale criteria have not been met at June 30, 2010 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

The Partnership’s loss from continuing operations for the three and six months ended June 30, 2010 was approximately $23,000 and $20,000, respectively, compared to loss from continuing operations of approximately $56,000 and $72,000 for the three and six months ended June 30, 2009, respectively. The decrease in loss from continuing operations for both periods is due to a decrease in total expenses, partially offset by a decrease in total revenues.

Total expenses decreased for the three and six months ended June 30, 2010 primarily due to a decrease in operating expense. Total expenses also decreased for the six months ended June 30, 2010 due to a decrease in general and administrative expenses. General and administrative expenses remained relatively constant for the three months ended June 30, 2010. Depreciation and property tax expenses remained relatively constant for the three and six months ended June 30, 2010. Operating expense decreased for both the three and six months ended June 30, 2010 due to a decrease in utility costs, costs recognized in 2009 associated with testing for contaminants which had leaked onto the property and expenses incurred in 2009 related to a mortgage loan application, which was later withdrawn. A partial refund of the loan application expenses was received during the first quarter of 2010 and is included in other income (as discussed below). During 2008, the General Partner learned that the property at Defoors Crossing Apartments had been impacted by the use of dry cleaning solvents at an adjacent dry cleaning business. During 2009, the General Partner conducted indoor air quality testing and groundwater testing at the property, and submitted the results to the state of Georgia. On March 23, 2010 the state provided a written response to the General Partner's notification regarding groundwater testing, stating that it has no reason to believe that a release exceeding a reportable quantity has occurred at this property, and concluding that based on the notification, the property would not be placed on the state's Hazardous Site Inventory.

The decrease in general and administrative expense for the six months ended June 30, 2010 is due to a decrease in the costs associated with the annual audit and tax return required by the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2010 and 2009 are reimbursements to the General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

Total revenues decreased for the three and six months ended June 30, 2010 primarily due to a decrease in rental income. The decrease in total revenues for the six months ended June 30, 2010 was partially offset by an increase in other income. Other income remained relatively constant for the three months ended June 30, 2010. Rental income decreased for both the three and six months ended June 30, 2010 due to a decrease in the average rental rate, partially offset by an increase in occupancy at the Partnership’s investment property. Other income increased for the six months ended June 30, 2010 as a result of receiving a partial refund during the first quarter of 2010 related to costs incurred during 2009 associated with a potential loan application which was later withdrawn.

Liquidity and Capital Resources

At June 30, 2010, the Partnership had cash and cash equivalents of approximately $109,000 compared to approximately $59,000 at December 31, 2009. Cash and cash equivalents increased approximately $50,000 due to approximately $85,000 of cash provided by operating activities, partially offset by approximately $15,000 and $20,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of repayment of advances from an affiliate.

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

During the six months ended June 30, 2010, the Partnership completed approximately $15,000 of capital improvements at Defoors Crossing Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, during the second and fourth quarters of 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced approximately $28,000 and $20,000, respectively, to the Partnership to fund operating expenses and capital improvements. No such amounts were advanced during the six months ended June 30, 2010. The interest rates charged on the outstanding advances made to the Partnership were based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. Interest on advances was less than $1,000 for each of the six months ended June 30, 2010 and 2009. At December 31, 2009, the amount of the outstanding advances and accrued interest was approximately $20,000 and is included in due to affiliates. During the six months ended June 30, 2010 and 2009, the Partnership made payments on the outstanding advances and accrued interest of approximately $20,000 and $28,000, respectively, with cash from operations. At June 30, 2010, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2010 and 2009 (in thousands, except per unit data):

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership

	June 30, 2010	Unit	June 30, 2009	Unit

Sale (1)	$ --	$ --	$ 3,685	$ 59.74
Financing (2)	--	--	71	1.15
	$ --	$ --	$ 3,756	$ 60.89

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

Other

In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 limited partnership units (the "Units") in the Partnership representing 40.12% of the outstanding Units at June 30, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. AIMCO or its affiliates may acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at June 30, 2010, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Assets Held for Sale

The Partnership classifies long-lived assets as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset; the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation is not recorded during the period in which the long-lived asset is classified as held for sale.  When the asset is designated as held for sale, the related results of operations are presented as discontinued operations.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.  Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

UNITED INVESTORS INCOME PROPERTIES

By: United Investors Real Estate, Inc.
General Partner

Date: August 11, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 11, 2010	By: /s/Stephen B. Waters
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

10.28       Purchase and Sale Contract between United Investors Income Properties, a Missouri limited partnership and Wyatt & Knox Investments, LLC, a Georgia limited liability company, dated June 15, 2010, incorporated by reference to the Partnership’s Current Report on Form 8-K dated June 15, 2010.

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