Form 10-Q
period 2010-09-30
UNITED INVESTORS INCOME PROPERTIES
filed 2010-11-12
CIK 830056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

UNITED INVESTORS INCOME PROPERTIES

STATEMENT OF NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

September 30, 2010

Assets
Cash and cash equivalents	$ 114
Receivables	3
117

Liabilities
Accounts payable	4
Other liabilities	3
Estimated costs to liquidate (Note B)	43
50

Net assets in liquidation	$ 67

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Period From September 1, 2010 to September 30, 2010

Net assets in liquidation at September 1, 2010	$ 2,850

Distribution paid	(2,787)

Reduction to estimated settlement amount of liabilities	4

Net assets in liquidation at September 30, 2010	$ 67

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

BALANCE SHEET

(in thousands, except unit data)

December 31, 2009

(Note)

Assets held for sale:
Cash and cash equivalents	$ 59
Receivables and deposits	8
Other assets	6
Investment property:
Land	520
Buildings and related personal property	3,606
4,126
Less accumulated depreciation	(2,316)
1,810
$ 1,883

Liabilities and Partners' Capital
Liabilities related to assets held for sale:
Accounts payable	$ 6
Tenant security deposit liabilities	11
Accrued property taxes	8
Other liabilities	45
Due to affiliates (Note C)	20
90

Partners' Capital
General partner	10
Limited partners (61,063 units issued and
outstanding)	1,783
1,793
$ 1,883

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Period		Period
	From	Three	From	Nine
	July 1	Months	January 1	Months
	Through	Ended	Through	Ended
	August 31,	September 30,	August 31,	September 30,
	2010	2009	2010	2009
Loss from continuing operations	$ --	$ --	$ --	$ --
Loss from discontinued
operations
Revenues:
Rental income	55	134	307	401
Other income	4	12	37	37
Total revenues	59	146	344	438

Expenses:
Operating	88	81	241	291
General and administrative	21	15	56	56
Depreciation	14	40	97	121
Property taxes	--	16	34	48
Total expenses	123	152	428	516

Loss from discontinued operations
(Notes A and D)	(64)	(6)	(84)	(78)
Gain (loss) from sale of
discontinued operations (Note D)	1,185	--	1,185	(34)
Net income (loss)	$ 1,121	$ (6)	$ 1,101	$ (112)

Net income (loss) allocated to
general partner	$ 11	$ --	$ 11	$ (1)
Net income (loss) allocated to
limited partners	1,110	(6)	1,090	(111)

	$ 1,121	$ (6)	$ 1,101	$ (112)
Per limited partnership unit:
Loss from discontinued
operations	$ (1.03)	$ (.10)	$ (1.36)	$ (1.26)
Gain (loss) from sale of
discontinued operations	19.21	--	19.21	(.56)
Net income (loss)	$ 18.18	$ (.10)	$ 17.85	$ (1.82)

Distributions per limited
partnership unit	$ --	$ --	$ --	$ 60.89

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENT OF CHANGES IN PARTNERS' CAPITAL/NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	61,063	$ --	$15,266	$15,266

Partners' capital
at December 31, 2009	61,063	$ 10	$ 1,783	$ 1,793

Net income for the eight months
ended August 31, 2010	--	11	1,090	1,101

Partners' capital
at August 31, 2010	61,063	$ 21	$ 2,873	2,894

Adjustment to liquidation basis
(Notes A and B)				(44)

Net assets in liquidation
at September 1, 2010				$ 2,850

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Period from
	January 1	Nine Months
	through	Ended
	August 31,	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 1,101	$ (112)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation	97	121
(Gain) loss from sale of discontinued operations	(1,185)	34
Change in accounts:
Receivables and deposits	(48)	118
Other assets	6	1
Accounts payable	40	(48)
Tenant security deposit liabilities	(11)	(1)
Accrued property taxes	(5)	48
Other liabilities	(22)	(55)
Net cash (used in) provided by operating
activities	(27)	106

Cash flows from investing activities:
Property improvements and replacements	(19)	(65)
Net proceeds from sale of discontinued operations	2,932	--
Net cash provided by (used in) investing
activities	2,913	(65)
Cash flows from financing activities:
Advances from affiliate	--	28
Repayment of advances from affiliate	(20)	(28)
Distributions to partners	--	(3,756)
Net cash used in financing activities	(20)	(3,756)

Net increase (decrease) in cash and cash equivalents	2,866	(3,715)

Cash and cash equivalents at beginning of period	59	3,804

Cash and cash equivalents at end of period	$ 2,925	$ 89

See Accompanying Notes to Financial Statements

UNITED INVESTORS INCOME PROPERTIES

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As of August 31, 2010, United Investors Income Properties (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note D – Disposition of Investment Properties”).

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at August 31, 2010 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the general partner’s estimates as of the date of the financial statements.

United Investors Real Estate, Inc. (the “General Partner” or “UIRE”) estimates that the liquidation process will be completed by December 31, 2010.  Because the success in realization of assets and the settlement of liabilities is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The accompanying statements of discontinued operations for the two and eight months ended August 31, 2010 and the three and nine months ended September 30, 2009 reflect the operations of Defoors Crossing Apartments as discontinued operations and the balance sheet at December 31, 2009 reflects the assets and liabilities of Defoors Crossing Apartments as held for sale as a result of the property’s sale to a third party on August 16, 2010 (as discussed in “Note D”).

Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Note B – Adjustment to Liquidation Basis of Accounting

At August 31, 2010, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $44,000.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $18,000 and $22,000 for the period from January 1 through August 31, 2010 and the nine months ended September 30, 2009, respectively, which are included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $9,000 and $7,000 for the period from January 1 through August 31, 2010 and the nine months ended September 30, 2009, respectively, which are included in general and administrative expenses.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced approximately $28,000 to the Partnership to fund operating expenses and capital improvements. No such amounts were advanced during the period from January 1 through August 31, 2010. The interest rates charged on the outstanding advances made to the Partnership were based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner reviewed the market rate adjustment quarterly. Interest on advances was less than $1,000 for the period from January 1 through August 31, 2010 and the nine months ended September 30, 2009. At December 31, 2009, the amount of the outstanding advances and accrued interest was approximately $20,000 and was included in due to affiliates. During the period from January 1 through August 31, 2010 and the nine months ended September 30, 2009, the Partnership made payments on the outstanding advances and accrued interest of approximately $20,000 and $28,000, respectively, with cash from operations. At August 31, 2010 and September 30, 2010, there were no advances or associated accrued interest due to AIMCO Properties, L.P.

The Partnership insured its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the period from January 1 through August 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $7,000 for insurance coverage and fees associated with policy claims administration. The Partnership was charged by AIMCO and its affiliates approximately $8,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note D – Disposition of Investment Properties

On August 16, 2010, the Partnership sold its last remaining investment property, Defoors Crossing Apartments to a third party for a gross sales price of $3,000,000. The net proceeds realized by the Partnership were approximately $2,932,000 after payment of closing costs. The Partnership recognized a gain of approximately $1,185,000 during the two and eight months ended August 31, 2010.

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

Note E – Distributions

The Partnership made no distributions during the period from January 1, 2010 through August 31, 2010. The Partnership distributed the following amounts during the period from September 1 through September 30, 2010 and the nine months ended September 30, 2009 (in thousands, except per unit data):

	Period from
	September 1		Nine Months
	through	Per Limited	Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2010	Unit	2009	Unit

Sale (1)	$ --	$ --	$ 3,685	$ 59.74
Sale (2)	2,787	45.18	--	--
Financing (3)	--	--	71	1.15
	$ 2,787	$ 45.18	$ 3,756	$ 60.89

(1)         Proceeds from the December 2008 sale of Bronson Place Apartments.

(2)  Proceeds from the August 2010 sale of Defoors Crossing Apartments.

(3)  Proceeds from the September 2007 refinancing of the mortgage encumbering Bronson Place Apartments.

Note F - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.  Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its former investment property that are not of a routine nature arising in the ordinary course of business.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

            OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

Results of Operations

As of August 31, 2010, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property, Defoors Crossing Apartments, on August 16, 2010. Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $1,121,000 and $1,101,000 for the two and eight months ended August 31, 2010, respectively, compared to  net loss of approximately $6,000 and $112,000 for the three and nine months ended September 30, 2009, respectively. The increase in net income for both periods is due to the gain from sale of discontinued operations in 2010 and decrease in total expenses, partially offset by a decrease in total revenues.

On August 16, 2010, the Partnership sold its last remaining investment property, Defoors Crossing Apartments to a third party for a gross sales price of $3,000,000. The net proceeds realized by the Partnership were approximately $2,932,000 after payment of closing costs. The Partnership recognized a gain of approximately $1,185,000 during the two and eight months ended August 31, 2010.

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

Excluding the impact of the gain and loss from sale of discontinued operations, the Partnership’s loss from discontinued operations for the two and eight months ended August 31, 2010 was approximately $64,000 and $84,000, respectively, compared to losses of approximately $6,000 and $78,000 for the three and nine months ended September 30, 2009, respectively. The increase in loss from discontinued operations for both periods is due to a decrease in total revenues, partially offset by a decrease in total expenses. Total revenues and total expenses decreased for both periods as a result of the sale of the Partnership’s remaining investment property, Defoors Crossing Apartments, on August 16, 2010 (as discussed above).

Included in general and administrative expenses for the two and eight months ended August 31, 2010 and three and nine months ended September 30, 2009 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2010 due to the sale of its remaining investment property, Defoors Crossing Apartments.

At August 31, 2010 the Partnership had cash and cash equivalents of approximately $2,925,000 compared to approximately $59,000 at December 31, 2009. Cash and cash equivalents increased approximately $2,866,000 due to approximately $2,913,000 of cash provided by investing activities, partially offset by approximately $20,000 and $27,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted of net proceeds from the sale of Defoors Crossing Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of advances from an affiliate.

During the eight months ended August 31, 2010, the Partnership completed approximately $19,000 of capital improvements at Defoors Crossing Apartments, consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership sold Defoors Crossing Apartments to a third party on August 16, 2010.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced approximately $28,000 to the Partnership to fund operating expenses and capital improvements. No such amounts were advanced during the period from January 1 through August 31, 2010. The interest rates charged on the outstanding advances made to the Partnership were based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner reviewed the market rate adjustment quarterly. Interest on advances was less than $1,000 for the period from January 1 through August 31, 2010 and the nine months ended September 30, 2009. At December 31, 2009, the amount of the outstanding advances and accrued interest was approximately $20,000 and was included in due to affiliates. During the period from January 1 through August 31, 2010 and the nine months ended September 30, 2009, the Partnership made payments on the outstanding advances and accrued interest of approximately $20,000 and $28,000, respectively, with cash from operations. At August 31, 2010 and September 30, 2010, there were no advances or associated accrued interest due to AIMCO Properties, L.P.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at August 31, 2010 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner’s estimates as of the date of the financial statements.

In accordance with the liquidation basis of accounting, at August 31, 2010, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $44,000.

During the period from September 1 through September 30, 2010, net assets in liquidation decreased by approximately $2,783,000 primarily due to the distribution of proceeds from the sale of Defoors Crossing Apartments during September 2010.

The statement of net assets in liquidation as of September 30, 2010 includes approximately $43,000 of costs that the General Partner estimates will be incurred during the remaining period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2010. Because the settlement of liabilities is based on the General Partner’s best estimates, the liquidation period may be shorter or extended beyond the liquidation period.

The Partnership made no distributions during the period from January 1, 2010 through August 31, 2010. The Partnership distributed the following amounts during the period from September 1 through September 30, 2010 and the nine months ended September 30, 2009 (in thousands, except per unit data):

	Period from
	September 1		Nine Months
	through	Per Limited	Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2010	Unit	2009	Unit

Sale (1)	$ --	$ --	$ 3,685	$ 59.74
Sale (2)	2,787	45.18	--	--
Financing (3)	--	--	71	1.15
	$ 2,787	$ 45.18	$ 3,756	$ 60.89

(1)         Proceeds from the December 2008 sale of Bronson Place Apartments.

(2)  Proceeds from the August 2010 sale of Defoors Crossing Apartments.

(3)  Proceeds from the September 2007 refinancing of the mortgage encumbering Bronson Place Apartments.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the sole general partner of the Partnership, AIMCO and its affiliates owned 24,498 limited partnership units (the "Units") in the Partnership representing 40.12% of the outstanding Units at September 30, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.12% of the outstanding Units at September 30, 2010, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property was recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable.  If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

Real property investment was subject to varying degrees of risk. Several factors may have adversely affected the economic performance and value of the Partnership’s investment property. These factors included, but were not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not have been offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could have caused an impairment of the Partnership’s asset.

Revenue Recognition

The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease.  The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.  Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

UNITED INVESTORS INCOME PROPERTIES

By: United Investors Real Estate, Inc.
General Partner

Date: November 12, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 12, 2010	By: /s/Stephen B. Waters
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